Form 10QSB
period 2007-09-30
Madero, Inc.
filed 2007-10-24
CIK 1398667

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 8,320,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1.  FINANCIAL STATEMENTS

                                  MADERO, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                     Unaudited                Audited
                                                 September 30, 2007        March 31, 2007
                                                 ------------------        --------------
ASSETS

CURRENT ASSETS
  Cash                                                $ 18,645                $  7,991
  Rent Deposit                                             250
                                                      --------                --------
Total Current Assets                                    18,895                   7,991
                                                      --------                --------

TOTAL ASSETS                                          $ 18,895                $  7,991
                                                      ========                ========


LIABILITIES & STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
  75,000,000 authorized at $0.001 par value
  4,000,000 issued and o/s at Mar 31, 2007
  8,320,000 issued and o/s at Sept 30, 2007           $  8,320                   4,000
  Additional Paid-in Capital                            21,280                   4,000
  Deficit accumulated                                  (10,705)                     (9)
                                                      --------                --------
TOTAL STOCKHOLDERS' EQUITY                              18,895                   7,991
                                                      --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 18,895                $  7,991
                                                      ========                ========


                                  MADERO, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                        Inception March 14, 2007
                                Three Mos Ended                Through
                               September 30, 2007         September 30, 2007
                               ------------------         ------------------
REVENUES
  Revenues                         $        --                $        --
TOTAL REVENUES

OPERATING EXPENSE
  Administrative Expense                 5,176                     10,705
                                   -----------                -----------

NET (LOSS)                         $    (5,176)               $   (10,705)
                                   ===========                ===========

Basic earnings per share           $        --                $        --

Weighted average number of
 common shares outstanding           5,440,000                  4,000,000

                                  MADERO, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From Inception (March 14, 2007 through June 30, 2007)

                                               Common       Additional    Deficit Accum
                                Common         Stock         Paid-in         During
                                Stock          Amount        Capital        Dev Stage        Total
                                -----          ------        -------        ---------        -----
Stock issued for cash        4,000,000        $ 4,000        $  4,000
Net (loss) Mar 31, 2007                                                     $     (9)
                            ----------        -------        --------       --------        --------

Balance Mar 31, 2007         4,000,000        $ 4,000        $  4,000       $     (9)       $  7,991
                            ==========        =======        ========       ========        ========

Net (loss) June 30, 2007                                                      (5,520)
                            ----------        -------        --------       --------        --------
Balance June 30, 2007        4,000,000        $ 4,000        $  4,000       $ (5,529)       $  2,471
                            ==========        =======        ========       ========        ========
Stock issued for cash
 Aug 30, 2007                4,320,000          4,320          17,280

Net Loss Sept 30, 2007                                                        (5,176)
                            ----------        -------        --------       --------        --------
Balance Sept 30, 2007        8,320,000        $ 8,320        $ 21,280       $(10,705)       $ 18,895
                            ==========        =======        ========       ========        ========

                                  MADERO, INC.
                         (A Development Stage Company)
                             Statement of Cash Flow

                                                                                        Unaudited
                                                              Unaudited          Inception (March 14, 2007)
                                                           Three Mos Ended              Through
                                                          September 30, 2007        September 30, 2007
                                                          ------------------        ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (5,176)                 $(10,705)

  Changes in operating assets & liabilities                       (250)                     (250)


CASH FLOW FROM INVESTING ACTIVITIES

  Net cash provided by (used in) investing activities               --                        --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                       4,320                     8,320
  Paid in Capital                                               17,280                    21,280
                                                              --------                  --------
Net increase in cash                                            16,174                    18,645


Cash at beginning of period                                      2,471                        --
                                                              --------                  --------

Cash at end of period                                         $ 18,645                  $ 18,645
                                                              ========                  ========

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Madero, Inc. (the "Company") was incorporated in the State of Nevada on March 14, 2007. The Company is a development stage company that intends to open and operate children's themed restaurants in Mexico. To date, the Company's activities have been limited to its formation, business plan and raising capital. Management has devoted most of its activities to the preparation of an SB-2 Registration Statement to register 4,320,000 shares for sale to raise capital to implement the business plan. The registration statement was filed on June 18, 2007 and declared effective on July 26, 2007. The offering was completed and closed on August 31, 2007.

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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $18,645 in cash and cash equivalents at September 30, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


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

     No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to September 30, 2007.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     M. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2007, the Company had no items of other comprehensive income.
     Therefore, net loss equals comprehensive loss for the period ended September 30, 2007.

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

     B) SHARE ISSUANCE:

     From inception of the Company (March 14, 2007) to September 30, 2007, the Company issued 8,320,000 common shares. 4,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 4,320,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to the SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2007, the Company has an accumulated deficit of $10,705, working capital of $18,645 and has earned

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

     no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $10,705, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                   June 30, 2007
                                                                   -------------
     Future income tax assets:
       Net operating loss (from inception to September 30, 2007)     $ 10,705
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                             3,640
       Valuation allowance                                             (3,640)
                                                                     --------
                                                                     $     --
                                                                     ========

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                               September 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

We incurred operating expenses of $5,176 for the three-month period ended September 30, 2007. These expenses consisted of general and administrative expenses and costs associated with the filing of our SB-2 Registration Statement.

Our cash at September 30, 2007 was $18,645. We had no liabilities as of September 30, 2007.

Cash provided by financing activities from inception though September 30, 2007, was $29,600. $8,000 resulting from the sale of our common stock to our director, Mike Lizarraga, who purchased 4,000,000 shares of common stock at $.002 per share on March 28, 2007, and 4,320,000 shares issued at $0.005 per share for total proceeds of $21,600 issued to 36 independent investors pursuant to our SB-2 Registration Statement that became effective on July 26, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $18,645. Our business plan requirements included a material provision that we complete our offering to raise $21,600. The offering was completed on August 31, 2007. We currently have plans to hire one additional employee in the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $10,705 in expenses as of September 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2007.

                 Balance Sheet Data:                  9/30/07
                 -------------------                  -------
                 Cash                                $ 18,645
                 Total assets                        $ 18,895
                 Total liabilities                   $      0
                 Shareholders' equity                $ 18,895

Other than the 4,320,000 shares offered pursuant to our registration statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us.

OUR ESTIMATED DIRECT AND INDIRECT COSTS NEEDED TO IMPLEMENT OUR BUSINESS PLAN:

Our director has outlined our business plan for the next twelve months. The projected expenditures per period are approximations only and subject to adjustment. These expenditures describe the cash flows from our offering that are dedicated for implementing our business plan only and do not include other general and administrative overhead expenses such as legal, accounting, and filing fees. The majority of our director's time through September 30, 2007 was spent securing the necessary funding from our offering in order to implement our proposed business plan. Our director has also utilized this time to begin the design our first restaurant and locate a suitable location.

JULY - DECEMBER 2007

We budgeted monthly rental expenses at $300 per month beginning in July 2007. Officer salary began in August, 2007 at $500 per month. Total estimated expenditures for this period are $4,300.

JANUARY - MARCH 2008

We plan to begin remodeling our first location in January 2008 at a cost of $2,000 for the first month, and $1,000 per month for the subsequent two months. We also intend to begin acquiring our initial inventory at a cost of $1,000, hire staff at a cost of $500, and begin advertising at a cost of $1,000. Ongoing costs of rent will be $900, and officer salary of $1,500. Our total cost of operations for this period is estimated to be $8,900.

APRIL - JUNE 2008

We intend to open our first restaurant in April 2008. The following cost estimates for this period are: Rental payments of $900, Inventory $3,000, Officer Salary $1,500, Staff $1,500, and Advertising $1,500. Our total cost of operations for this period is estimated to be $8,400. We believe sales will begin to sustain our operations during this period. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase. Once revenues are sufficient we may consider hiring additional staff to assist our director.

SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-143845.

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

D. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $18,645 in cash and cash equivalents at September 30, 2007.

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

No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to September 30, 2007.

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

M. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2007.

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

                            Madero, Inc., Registrant


October 15, 2007            By: /s/ Mike Lizarraga
                                ------------------------------------------------
                                Mike Lizarraga, Sole Director, President,
                                Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Madero, Inc., Registrant


October 15, 2007            By: /s/ Mike Lizarraga
                                ------------------------------------------------
                                Mike Lizarraga, Sole Director, President,
                                Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer