Form 10KSB
period 2007-12-31
Madero, Inc.
filed 2008-02-14
CIK 1398667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 2007.

[] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                                  MADERO, INC.
              (Exact name of small business issuer in its charter)

           Nevada                        333-143845              20-8658254
(State or other jurisdiction of         (Commission             (IRS Employer
 incorporation or organization)         File Number)         Identification No.)

                       1132 E. Plaza Blvd., Suite 203-409
                             National City, CA 91950
                    (Address of principal executive offices)

                    Phone: (775) 352-3855 Fax (775) 583-9009
                           Issuer's telephone number:

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $21,600 (4,320,000 common shares @ $0.005 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2007, the issuer had 8,320,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our business plan is to open family oriented restaurants under the brand name "Nino's Alegres" (Happy Children) at which we will offer a variety of home-style lunch and dinner entrees in both full and junior sizes to satisfy every appetite. We plan to offer a selection of wholesome, organic, natural foods in a fun environment where it is acceptable for children to make noise and spill food. Our goal is to provide a fun, safe environment where family togetherness is the center of the entertainment. Kids have the freedom to move about, explore and eat food they love. The restaurant is intended to appeal to families with children between the ages of 2 and 12.

We plan to locate our restaurants in shopping centers and occupy approximately 1,500 to 2,000 square feet in area. The restaurant will be divided into three areas: a kitchen and related areas (cashier, office, restrooms, etc.) will occupy approximately 35% of the space, a dining area will occupy approximately 40% of the space and a central playroom area will occupy approximately 25% of the space.

The dining area will provide seating for 50 to 75 customers and will consist of booths and tables situated around a centrally located playroom area.

The playroom area will be designed to allow kids to sit on the floor to draw on mini-chalkboards, climb back and forth over overstuffed benches, paint and draw at art easels, play with trains, board games or read the numerous books at small tables and chairs.

We plan to offer a variety of home-style lunch and dinner entrees in full and junior sizes. The selections will include appetizers & snacks, daily-made soups, salads, wraps, sandwiches, pastas, desserts and daily specials. Juices, soft drinks, coffee and tea will also served and we will investigate the possibility of serving beer and wine where permitted by local laws and if our customers express a desire for us to do so. It is our goal to offer fun food for the kids, but also menu items that will appeal to the parents. Espresso, cappuccino, lattes and chai teas will be available for the adult's enjoyment.

The following is a brief overview of some of our planned menu items:

Appetizers:

     Checkers Cheese Platter - Monterey Jack and Cheddar Cheese rounds served on a checkerboard along with fresh fruit and an assortment of crackers

     Ants on a Log - Celery sticks filled with our in-house fresh ground peanut butter topped with raisins

     Chicken Dippers - Grilled skewers of chicken breast pieces served with regular or spicy peanut sauce and grape jelly BBQ sauce

Wraps & Sandwiches, served with a choice of french fries, sweet potato fries, fruit or applesauce:

     Burrito Bus - a bright yellow whole-wheat tortilla stuffed with beans, rice and cheese - an adult version is served with grilled chicken, peppers & onions

     Chicken or Tuna Salad Wrap - our homemade chicken or tuna salad wrapped with a fresh whole-wheat tortilla

     Burgers - a wide assortment of toppings served over either a natural beef, chicken or veggie patty. Toppings include cheese, avocado, bacon, grilled onions, grilled mushrooms or salsa

     Peanut Butter and Everything - our fresh in-house ground peanut butter paired with a variety of choices:

     PB & J - the classic peanut butter with grape or strawberry jelly PB & Banana - peanut butter, banana and sweet honey PB, Raisins & Chocolate Chips - grilled for a warm gooey delight PB & Silly - Daily special which may include fresh seasonal fruit, gummy worms, marshmallows or other fun surprise

Pasta, served with garlic bread and a green salad or carrot sticks and applesauce for the kids:

     Spaghetti - served with your choice of sauce - just butter, light marinara, or a beef sauce. Mini or standard meatballs are also available

     Mac and Cheese - a kid favorite

     Pesto - Rigatoni served with a fresh garlic basil pesto sauce. Grilled shrimp or chicken can be added

     Four Cheese Ravioli - delicious cheese ravioli served with a choice of marinara, pesto or cream sauce

Dinner Entrees - served with fresh seasonal vegetables, mashed potatoes, french fries or sweet potato fries:

     Rack o' Ribs - tender ribs glazed with our signature BBQ sauce

     Hazelnut Chicken - a chicken breast crusted with hazelnuts and stuffed with apples and cranberries

     Baseball Sirloin - Center cut sirloin steak grilled to your specifications

     Fajitas - A large platter of beans, rice, grilled peppers and onions, salsa, sour cream and guacamole served with your choice of grilled chicken, steak or shrimp

Desserts:

     Ice Cream - Vanilla, Chocolate, Strawberry with a variety of available toppings Brownies

     Cookies - Chocolate Chip, Sugar, Peanut Butter and Daily Specials

     Ice Cream Sandwich - a combination of your choice of ice cream flavor pressed between your choice of cookies

We plan to have "theme" nights with staff dressed in appropriate costume and daily specials and music matched to the theme. These may include a Wild West night with menu items including a ranch hand appetizer, campfire chilli, BBQ chicken and Smores for dessert. An Island Night may include, grass-skirted staff, steel-drum island music, colorful plastic leis for the kids, coconut milk, chicken and pineapple skewers, and ice cream topped with bananas for dessert. And of course, no island party is complete without a conga line and a limbo contest for the kids. Other theme nights may include performances by local artists such as musicians, storytellers, puppet masters or other family-oriented performers.

Afternoon "tea" parties will be booked for parties from 2pm to 5pm to encourage afternoon business. These would consist of tea, milk or juice and an assortment of finger sandwiches and sweets. An array of hats and scarves will be available for customers to borrow or they can wear their own. The ambiance for the tea will be formal - complete with a tuxedoed butler to escort the guests to their table and see to their every need. Soft classical parlor music will be played while the guests have high tea with "grandma's china, silver and crystal". A short fun discussion of the history of high tea along with proper etiquette and manners will be provided.

The primary customer base for our restaurants consists of families having children between the ages of two and twelve. We believe that by placing our restaurants in shopping areas with stores that cater to families we will attract customers. We may utilize costumed characters to hand out grand opening coupons or fliers in the parking lot to promote our restaurant. We intend to become a neighborhood meeting place where families and friends can enjoy a night out on a regular basis.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The restaurant and family entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business, such as Chuck E. Cheese and Bananarama. We intend to target neighborhood malls and keep our operations small in order to create a smaller intimate atmosphere where families can come to visit and spend time while enjoying good food and company.

We believe that we will continue to encounter competition in the future. Major national and regional chains, which may have capital resources greater than we do, will continue to be competitors.

SOURCES AND AVAILABILITY OF PRODUCTS

We plan to purchase our food, beverages and supplies from company-approved local suppliers. All products will have to meet standards and specifications set by the company. Management will constantly monitor the quality of the food, beverages and supplies provided. We plan to negotiate price concessions from suppliers for bulk purchases of food and paper supplies used by us. We believe that these arrangements will achieve cost savings as well as excellent food quality and consistency.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers.

PATENTS AND TRADEMARKS

We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Any litigation or adverse proceeding resulting from such could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

Prior to opening our restaurants we will be subject to new licensing and regulation by health and safety and fire agencies in the city in which we are located. The failure to receive or retain the required permit or license could have a material adverse effect on operations and our ability to obtain such a license or permit in other possible locations. The failure to comply with other applicable laws, such as wage and hour laws, may also materially and adversely affect our business.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license on the service of food and beverages.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, our executive officer who devotes 8 to 10 hours per week to our business and is responsible for all aspects of our business. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public

Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

OUR OFFICER AND DIRECTOR CURRENTLY DEVOTES ONLY PART TIME SERVICES TO THE COMPANY AND IS ALSO INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Mike Lizarraga, the sole Officer and Director of the company, currently devotes approximately 8 to 10 hours per week to company matters. Our business plan does not provide for the hiring of any additional employees until our offering has been completed and just prior to our opening for business. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Mr. Lizarraga. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Lizarraga intends to limit his role in their other business activities and devote full time services to Madero, Inc. after we receive financing and attain a sufficient level of revenue. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in March 2007; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS OF OUR RECENT OFFERING TO FULLY FUND OUR BUSINESS OPERATIONS UNTIL WE GENERATE REVENUES.

The only cash currently available is the cash paid by our director for the acquisition of his shares and the proceeds of our recent offering pursuant to a SB-2 Registrations Statement. We cannot guarantee that projected costs will not increase in the next year. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED, RESULTING IN THE FAILURE OF OUR BUSINESS.

Other than the proceeds from our offering no other source of capital has been has been identified or sought. If we do find an alternative source of capital if we require it, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in generating sufficient revenues to fund operations, we will be faced with several options:

     a.   abandon our business plans, cease operations and go out of business;
     b.   continue to seek alternative and acceptable sources of capital; or
     c.   bring in additional capital that may result in a change of control.

In the event of any of the above circumstances investors could lose a substantial part or all of their investment. In addition, there can no be guarantee that the total proceeds raised in the offering will be sufficient, as we have projected, to fund our business plans or that we will be profitable.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet opened our restaurant and have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

WE WILL BE SUBJECT TO INTENSE COMPETITION IN BOTH THE RESTAURANT AND ENTERTAINMENT INDUSTRIES.

We believe that our combined restaurant and entertainment center concept will put us in a niche which combines elements of both the restaurant and entertainment industries. As a result, the company, to some degree, competes with entities in both industries. We will compete with restaurant chains presently utilizing the concept of combined family restaurant/entertainment operations. Within the traditional restaurant sector, we will compete with other casual restaurants with respect to price, service, personnel, type and quality of food, effectiveness of advertising and marketing programs, and new product development. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this industry, we may never be able to generate revenues or become profitable. As a result, you may never be able to liquidate or sell any shares you purchase in this offering.

CHANGES IN CONSUMERS' HEALTH, NUTRITION AND DIETARY PREFERENCES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our industry is affected by consumer preferences and perceptions. Changes in prevailing health or dietary preferences and perceptions may cause consumers to avoid certain products we may offer in favor of alternative or healthier foods. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could adversely affect our financial results.

NEGATIVE PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues. Publicity concerning food-borne illnesses and injuries caused by food tampering may negatively affect us. Such publicity would have a significant adverse impact on our financial results. We could incur significant liabilities if a lawsuit or claim resulted in a judgment against us, or in significant litigation costs, regardless of the result.

WE WILL BE SUBJECT TO RISKS FROM DISRUPTION OF FOOD SUPPLIES.

Any disruption in food distribution system could adversely affect our future financial results. Any failure by vendors to adequately distribute products or supplies to our restaurant could increase our costs and have a material adverse affect on any future financial results.

OUR RESTAURANT COULD BE ADVERSELY AFFECTED BY LOCAL CONDITIONS, EVENTS AND NATURAL DISASTERS.

Our restaurant may be subject to adverse local conditions, events or natural disasters. A natural disaster may damage our store or other operations which may adversely affect any future financial results.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any property. We are currently operating out of the office of our President at 1132 E. Plaza Blvd., Suite 203-409, National City, CA 91950 while we are in the organizational stage. In July 2007 we began paying $300 per month for the premises of our first restaurant located at Calle Augusto Gomez #320, Col. Mazatlan, Playas de Rosarito, B.C. Mexico.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "MDRQ". There has been no active trading market.

Of the 8,320,000 shares of common stock outstanding as of December 31, 2007, 4,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of December 31, 2007, we have 4,320,000 Shares of $0.001 par value common stock issued and outstanding held by 36 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, Inc.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $26,448 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the year ended December 31, 2007.

                      Balance Sheet Data:          12/31/07
                      -------------------          --------

                      Cash                          $2,902
                      Total assets                  $3,152
                      Total liabilities             $    0
                      Shareholders' equity          $3,152

There was $21,600 cash provided by financing activities for the year ended December 31, 2007. Cash provided by financing since inception was $29,600, consisting of $8,000 from the sale of shares to our officer and director and the $21,600 resulting from the sale of our common stock to 36 independent investors.

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $2,902. Our existing cash balance is not sufficient to fund our operations for the next twelve months without revenues. Our director has agreed to loan the company sufficient funds to continue the company's business plan costs, filing fees related to our required reports with the Securities and Exchange Commission, and correspondence with our shareholders in an amount of up to $7,000 per month for the next twelve months. The loan will be non-interest bearing and have no specific terms of repayment. In the event our director does not provide such funding our business will likely fail and investors will likely lose their money. Our director had not loaned the company any funds as of December 31, 2007. We are a development stage company and have generated no revenue to date. We have sold $29,600 in equity securities to pay for our operations.

Other than the 4,320,000 shares offered pursuant to our registration statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us.

Our director has designed our first restaurant and located a suitable first location. We have budgeted monthly rental expenses at $300 per month and officer salary at $500 per month. We plan to remodel our first location in the next few months at a cost of $4,000. We plan to begin acquiring our initial inventory at a cost of $1,000, hire staff at a cost of $500, and begin advertising at a cost of $1,000.

We intend to open our first restaurant by August 2008. We estimate ongoing monthly costs to be $900 for rent, officer's salary $500, staff salaries of $500, and advertising of $500. We plan to purchase additional inventory of $3,000 in order to open our first location. We anticipate sales will begin to sustain our operations during this period. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase.

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

D. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,902 in cash and cash equivalents at December 31, 2007.

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

No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to December 31, 2007.

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

M. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2007.

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

ITEM 7. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Madero Inc.
(A Development Stage Company)

We have audited the  accompanying  balance  sheet of Madero Inc. (A  Development
Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows through December 31, 2007, and Inception on March 14, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madero Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows through December 31, 2007, and Inception on March 14, 2007 through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has accumulated deficit of $26,448, working capital of $2,902 and has earned no revenues as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
January 23, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                                  MADERO, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                               Audited
                                                          December 31, 2007
                                                          -----------------
ASSETS

CURRENT ASSETS
  Cash                                                         $  2,902
  Rent Deposit                                                      250
                                                               --------
TOTAL CURRENT ASSETS                                              3,152

      TOTAL ASSETS                                             $  3,152
                                                               ========

LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  75,000,000 authorized at $0.001 par value
   8,320,000 issued and o/s at Dec 31, 2007                    $  8,320
  Additional Paid-in Capital                                     21,280
  Deficit accumulated                                           (26,448)
                                                               --------

TOTAL STOCKHOLDERS' EQUITY                                        3,152
                                                               --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  3,152
                                                               ========

 The Accompanying Footnotes are an Integral Part of These Financial Statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                    Audited

                                                      Inception March 14, 2007
                                                              Through
                                                          December 31, 2007
                                                          -----------------

REVENUES
  Revenues                                                   $        --
                                                             -----------
TOTAL REVENUES                                                        --

Operating Expense
General & Administrative                                          26,448
                                                             -----------

NET (LOSS)                                                   $   (26,448)
                                                             ===========

Basic earnings per share                                     $        --

Weighted average number of
   common shares outstanding                                   5,720,000
                                                             ===========


  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                  MADERO, INC.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From Inception (March 14, 2007 through December 31, 2007)

                                              Common       Additional    Deficit Accum        Total
                                Common        Stock         Paid-in         During         Stockholder
                                Stock         Amount        Capital        Dev Stage          Equity
                                -----         ------        -------        ---------          ------
Stock issued for cash         4,000,000      $ 4,000       $  4,000                          $   8,000

Net (loss) Mar 31, 2007                                                    $      (9)               (9)
                            -----------      -------       --------        ---------         ---------
Balance Mar 31, 2007          4,000,000        4,000          4,000               (9)            7,991
                            -----------      -------       --------        ---------         ---------

Net (loss) June 30, 2007                                                      (5,520)           (5,520)
                            -----------      -------       --------        ---------         ---------
Balance June 30, 2007         4,000,000        4,000          4,000           (5,529)            2,471
                            -----------      -------       --------        ---------         ---------

Stock issued for cash
 Aug 30, 2007                 4,320,000        4,320         17,280                             21,600
Net Loss Sept 30, 2007                                                        (5,176)           (5,176)
                            -----------      -------       --------        ---------         ---------
Balance Sept 30, 2007         8,320,000        8,320         21,280          (10,705)           18,895
                            -----------      -------       --------        ---------         ---------

Net Loss Dec 31, 2007                                                        (15,743)          (15,743)
                            -----------      -------       --------        ---------         ---------

Balance Dec 31, 2007          8,320,000      $ 8,320       $ 21,280        $ (26,448)        $   3,152
                            ===========      =======       ========        =========         =========


  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                     Audited

                                                      Inception (March 14, 2007)
                                                              Through
                                                         December 31, 2007
                                                         -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(26,448)
  Deposit                                                        (250)
                                                             --------
Cash Used in Operations                                       (26,698)
                                                             --------

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities                --
                                                             --------

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                             8,320
  Paid in Capital                                              21,280
                                                             --------
Cash from Financing Activities                                 29,600
                                                             --------

Net Increase in Cash                                            2,902
Cash at beginning of period                                        --
                                                             --------

Cash at end of period                                        $ 32,502
                                                             ========


  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,902 in cash and cash equivalents at December 31, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


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

     No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to December 31, 2007.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     M. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2007.

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

     B) SHARE ISSUANCE:

     From inception of the Company (March 14, 2007) to December 31, 2007, the Company issued 8,320,000 common shares. 4,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 4,320,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to the SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2007, the Company has an accumulated deficit of $26,448, working capital of $2,902 and has earned no revenues

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $26,448, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                               December 31, 2007
                                                               -----------------
     Future income tax assets:
       Net operating loss (from inception to December 31, 2007)    $ 26,448
       Statutory tax rate (combined federal and state)                   34%
                                                                   --------
       Non-capital tax loss                                           8,992
       Valuation allowance                                           (8,992)
                                                                   --------
                                                                   $     --
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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


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

     In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                December 31, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

Name and Address                      Age                   Position(s)
----------------                      ---                   -----------

Mike Lizarraga                         30        President, Secretary, CEO, CFO
1132 E. Plaza Blvd. Ste. 203-409
National City, CA  91950

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

MIKE LIZARRAGA

WORK HISTORY

"El Lenador" Los Mochis, Sinaloa 1999-2006
Restaurant Manager
Managed staff and daily functions of restaurant

"El Rinconcito" Los Mochis, Sinaloa 1995-1999
Waiter and Host
Served customers food and drinks

EDUCATION

Preparatory School, Guamuchil Sinaloa, Mexico, Graduated 1995.
Secondary School, Guamuchil Sinaloa, Mexico, Graduated 1992.
Elementary School, Guamuchil Sinaloa, Mexico, Graduated 1989.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Beginning July 1, 2007 we began paying our officer a monthly salary of $500 for his services during the development stage of our operations. He is reimbursed for any out-of-pocket expenses he incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mike            2007   $3,000       0           0           0          0             0            0       $3,000
Lizarraga,
President,
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Mike           0              0              0           0           0           0           0            0            0
Lizarraga

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                             Non-Equity      Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Mike Lizarraga      0           0          0             0               0               0            0

On March 28, 2007, a total of 4,000,000 shares of common stock were issued to Mr. Lizarraga in exchange for cash in the amount of $8,000 U.S., or $.002 per share.

The terms of this stock issuances was as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Lizarraga currently devotes approximately 8-10 hours per week to manage the affairs of the company. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officer and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address                      No. of             Percentage
     Beneficial Owner                      Shares            of Ownership
     ----------------                      ------            ------------

     Mike Lizarraga                       4,000,000                48%
     1132 E. Plaza Blvd. Ste. 203-409
     National City, CA  91950

     All Officers and
      Directors as a Group (1)            4,000,000                48%

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO/CFO
      32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-143845.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $7,100 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Mike Lizarraga                                              February 1, 2008
-------------------------------------                           ----------------
Mike Lizarraga, President and Sole Director                           Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)