Form 10-Q
period 2008-03-31
Madero, Inc.
filed 2008-04-30
CIK 1398667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 8,320,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended March 31, 2008 immediately follow.

                                  MADERO, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                    Unaudited         Audited
                                                    March 31,       December 31,
                                                      2008             2007
                                                    --------         --------
ASSETS

CURRENT ASSETS
  Cash                                              $  4,132         $  2,902
  Rent Deposit                                           250              250
                                                    --------         --------
Total Current Assets                                   4,382            3,152

TOTAL ASSETS                                        $  4,382         $  3,152
                                                    ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                     $  9,000
                                                    --------
TOTAL LIABILITIES                                      9,000
                                                    --------

STOCKHOLDERS' EQUITY
  75,000,000 authorized at $0.001 par value
  8,320,000 issued and o/s at March 31, 2008           8,320            8,320
  Additional Paid-in Capital                          21,280           21,280
  Deficit accumulated                                (34,218)         (26,448)
                                                    --------         --------

TOTAL STOCKHOLDERS' EQUITY                            (4,618)           3,152
                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  4,382         $  3,152
                                                    ========         ========


 The accompanying footnotes are an Integral Part of these Financial Statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                              Inception
                                    Three Mos            Three Mos         (March 14, 2007)
                                      Ending               Ending              Through
                                     March 31,            March 31,            March 31,
                                       2008                 2007                 2008
                                    ----------           ----------           ----------
REVENUES
  Revenues                          $       --           $       --           $       --
                                    ----------           ----------           ----------
TOTAL REVENUES                              --                   --                   --
                                    ----------           ----------           ----------
Operating Expense
General & Administrative                 7,770                    9               34,218
                                    ----------           ----------           ----------

NET (LOSS)                          $   (7,770)          $       (9)          $  (34,218)
                                    ==========           ==========           ==========

Basic earnings per share                    --                   --                   --

Weighted average number of
 common shares outstanding           8,320,000            4,000,000            8,320,000
                                    ==========           ==========           ==========


 The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From Inception (March 14, 2007 through December 31, 2007)

                                              Common       Additional    Deficit Accum        Total
                                Common        Stock         Paid-in         During         Stockholder
                                Stock         Amount        Capital        Dev Stage          Equity
                                -----         ------        -------        ---------          ------
Stock issued for cash        4,000,000      $  4,000       $  4,000                          $   8,000

Net (loss) Mar 31, 2007                                                    $      (9)               (9)
                            ----------      --------       --------        ---------         ---------
Balance Mar 31, 2007         4,000,000         4,000          4,000               (9)            7,991
                            ----------      --------       --------        ---------         ---------

Net (loss) June 30, 2007                                                      (5,520)           (5,520)
                            ----------      --------       --------        ---------         ---------
Balance June 30, 2007        4,000,000         4,000          4,000           (5,529)            2,471
                            ----------      --------       --------        ---------         ---------
Stock issued for cash
 Aug 30, 2007                4,320,000         4,320         17,280                             21,600
Net Loss Sept 30, 2007                                                        (5,176)           (5,176)
                            ----------      --------       --------        ---------         ---------
Balance Sept 30, 2007        8,320,000         8,320         21,280          (10,705)           18,895
                            ----------      --------       --------        ---------         ---------

Net Loss Dec 31, 2007                                                        (15,743)          (15,743)
                            ----------      --------       --------        ---------         ---------

Balance Dec 31, 2007         8,320,000         8,320         21,280          (26,448)            3,152
                            ==========      ========       ========        =========         =========

Net loss March 31, 2008                                                       (7,770)           (7,770)
                            ----------      --------       --------        ---------         ---------

BALANCE MARCH 31, 2008       8,320,000      $ 8,320        $ 21,280        $ (34,218)        $ (4,618)
                            ==========      ========       ========        =========         =========

 The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                               Inception
                                                         Three Mos          Three Mos       (March 14, 2007)
                                                           Ending             Ending            Through
                                                          March 31,          March 31,          March 31,
                                                            2008               2007               2008
                                                          --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                       $ (7,770)          $     (9)          $(34,218)
  Loan Payable                                               9,000
  Deposit                                                       --                 --               (250)
                                                          --------           --------           --------
Cash Used in Operations                                      1,230                 (9)           (34,468)
                                                          --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities           --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                             --              4,000              8,320
  Paid in Capital                                               --              4,000             21,280
                                                          --------           --------           --------
Cash from Financing Activities                                  --              8,000             29,600
                                                          --------           --------           --------

Net Increase (Decrease) in Cash                              1,230              7,991             (4,868)
Cash at beginning of period                                  2,902                 --                 --
                                                          --------           --------           --------

Cash at end of period                                     $  4,132           $  7,991           $  4,132
                                                          ========           ========           ========


 The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


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

         D. CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,132 in cash and cash equivalents at March 31, 2008.

         E. START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


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

         No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to March 31, 2008.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         M. COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2008.

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

         B) SHARE ISSUANCE:

         From inception of the Company (March 14, 2007) to March 31, 2008, the Company issued 8,320,000 common shares. 4,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 4,320,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to the SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2008, the Company has an accumulated deficit of $34,218, working capital of $4,132 and has earned no revenues since inception. The

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

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

NOTE 5 - INCOME TAXES

         The Company has incurred operating losses of $34,218, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

         Details of future income tax assets are as follows:

                                                                       March 31,
                                                                         2008
                                                                       --------
         Future income tax assets:
           Net operating loss (from inception to March 31, 2008)       $ 34,218

         Statutory tax rate (combined federal and state)                     34%
                                                                       --------
         Non-capital tax loss                                            11,634
         Valuation allowance                                            (11,634)
                                                                       --------
                                                                       $     --
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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


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

         In September 2006, FASB issued Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                 March 31, 2008


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

         to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

NOTE 7 - RELATED PARTY TRANSACTION

         Loan from director represents a loan from a related party. As of March 31, 2008 the loan balance is $9,000. Currently there are no repayment terms nor is there interest being charged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS

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

We plan to offer a variety of home-style lunch and dinner entrees in full and junior sizes. The selections will include appetizers & snacks, daily-made soups, salads, wraps, sandwiches, pastas, desserts and daily specials. Juices, soft drinks, coffee and tea will also be served and we will investigate the possibility of serving beer and wine where permitted by local laws and if our customers express a desire for us to do so. It is our goal to offer fun food for the kids, but also menu items that will appeal to the parents. Espresso, cappuccino, lattes and chai teas will be available for the adult's enjoyment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $4,132. Our director has designed our first restaurant and located a suitable first location. We have budgeted monthly rental expenses at $300 per month and officer salary at $500 per month. We plan to remodel our first location in the next few months at a cost of $4,000. We plan to begin acquiring our initial inventory at a cost of $1,000, hire staff at a cost of $500, and begin advertising at a cost of $1,000.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $34,218 in expenses through March 31, 2008. For the three month periods ended March 31, 2008 and 2007 we incurred $7,770 and $9, respectively. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2008.

                     Balance Sheet Data:           3/31/08
                     -------------------           -------

                     Cash                          $ 4,132
                     Total assets                  $ 4,382
                     Total liabilities             $ 9,000
                     Shareholders' equity          $(4,618)

There was $9,000 cash provided from operating activities for the period ended March 31, 2008 which consisted of a loan from our director, for which there are no specific terms of repayment. Cash provided by financing since inception was $29,600, consisting of $8,000 from the sale of shares to our officer and director and the $21,600 resulting from the sale of our common stock to 36 independent investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

                                                                  Exhibit Number
                                                                  --------------

Certification of Chief Executive Officer pursuant to 18 U.S.C.        31.1
1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C.        31.2
1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

Certification of Chief Executive Officer and Chief Financial          32.1
Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Exhibits 32.1 and 32.2 are being furnished and shall not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Madero, Inc. (Registrant)


/s/ Mike Lizarraga
------------------------------------
Mike Lizarraga
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: April 29, 2008