Form 10-Q
period 2008-06-30
Madero, Inc.
filed 2008-07-22
CIK 1398667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

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

As of June 30, 2008, the registrant had 8,320,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended June 30, 2008 immediately follow.

                                  MADERO, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                    Unaudited        Audited
                                                     June 30,       December 31,
                                                       2008            2007
                                                     --------        --------
ASSETS

CURRENT ASSETS
  Cash                                               $  4,900        $  2,902
  Rent Deposit                                            250             250
                                                     --------        --------
Total Current Assets                                    5,150           3,152

      TOTAL ASSETS                                   $  5,150        $  3,152
                                                     ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                      $ 15,000        $     --
                                                     --------        --------
      TOTAL LIABILITIES                              $ 15,000        $     --
                                                     --------        --------
STOCKHOLDERS' EQUITY
  75,000,000 authorized at $0.001 par value
  8,320,000 issued and o/s at June 30,2008           $  8,320        $  8,320
  Additional Paid-in Capital                           21,280          21,280
  Deficit accumulated                                 (39,450)        (26,448)
                                                     --------        --------

TOTAL STOCKHOLDERS' EQUITY                           $ (9,850)       $  3,152
                                                     --------        --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  5,150        $  3,152
                                                     ========        ========


  The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                 Three Mos        Three Mos        Six Mos          Six Mos         Inception
                                  Ending           Ending           Ending           Ending     (March 14, 2007) to
                                 June 30,         June 30,         June 30,         June 30,         June 30,
                                   2008             2007             2008             2007             2008
                                ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                      $       --       $       --       $       --       $       --       $       --
                                ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                  $       --       $       --       $       --       $       --       $       --
                                ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSE
  General & Administrative      $    5,232            5,520       $   13,002       $    5,520       $   39,450
                                ----------       ----------       ----------       ----------       ----------

NET (LOSS)                      $   (5,232)      $   (5,520)      $  (13,002)      $   (5,520)      $  (39,450)
                                ==========       ==========       ==========       ==========       ==========

Basic earnings per share        $       --       $       --       $       --       $       --       $       --

Weighted average number of
 common shares outstanding       8,320,000        4,000,000        8,320,000        4,000,000        8,320,000
                                ==========       ==========       ==========       ==========       ==========


  The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From Inception (March 14, 2007 through June 30, 2008)


                                              Common       Additional    Deficit Accum        Total
                                Common        Stock         Paid-in         During         Stockholders
                                Stock         Amount        Capital        Dev Stage          Equity
                                -----         ------        -------        ---------          ------
Stock issued for cash        4,000,000      $  4,000       $  4,000        $      --         $   8,000

Net (loss) Mar 31, 2007                                                           (9)               (9)
                            ----------      --------       --------        ---------         ---------
Balance Mar 31, 2007         4,000,000         4,000          4,000               (9)            7,991
                            ----------      --------       --------        ---------         ---------

Net (loss) June 30, 2007                                                      (5,520)           (5,520)
                            ----------      --------       --------        ---------         ---------
Balance June 30, 2007        4,000,000         4,000          4,000           (5,529)            2,471
                            ----------      --------       --------        ---------         ---------
Stock issued for cash
 Aug 30, 2007                4,320,000         4,320         17,280                             21,600
Net Loss Sept 30, 2007                                                        (5,176)           (5,176)
                            ----------      --------       --------        ---------         ---------
Balance Sept 30, 2007        8,320,000         8,320         21,280          (10,705)           18,895
                            ----------      --------       --------        ---------         ---------

Net Loss Dec 31, 2007                                                        (15,743)          (15,743)
                            ----------      --------       --------        ---------         ---------
Balance Dec 31, 2007         8,320,000         8,320         21,280          (26,448)            3,152
                            ----------      --------       --------        ---------         ---------

Net loss March 31, 2008                                                       (7,770)           (7,770)
                            ----------      --------       --------        ---------         ---------
BALANCE MARCH 31, 2008       8,320,000        8,320          21,280          (34,218)          (4,618)
                            ----------      --------       --------        ---------         ---------

Net loss June 30, 2008                                                        (5,232)           (5,232)
                            ----------      --------       --------        ---------         ---------

BALANCE JUNE 30, 2008        8,320,000      $  8,320       $ 21,280        $ (39,450)        $  (9,850)
                            ==========      ========       ========        =========         =========

  The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow

                                                                                                           Inception
                                        Three Mos        Three Mos        Six Mos          Six Mos      (March 14, 2007)
                                         Ending           Ending           Ending           Ending          Through
                                        June 30,         June 30,         June 30,         June 30,         June 30,
                                          2008             2007             2008             2007             2008
                                        --------         --------         --------         --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                     $ (5,232)        $ (5,520)        $(13,002)        $ (5,529)        $(39,450)
  Loan Payable                             6,000               --           15,000               --           15,000
  Deposit                                     --               --               --               --             (250)
                                        --------         --------         --------         --------         --------
Cash Used in Operations                      768           (5,520)           1,998           (5,529)         (24,700)
                                        --------         --------         --------         --------         --------
CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in)
   investing activities                       --               --               --               --               --
                                        --------         --------         --------         --------         --------
CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash           --               --               --            4,000            8,320
  Paid in Capital                             --               --               --            4,000           21,280
                                        --------         --------         --------         --------         --------
Cash from Financing Activities                --               --               --            8,000           29,600
                                        --------         --------         --------         --------         --------

Net Increase (Decrease) in Cash              768           (5,520)           1,998            2,471            4,900
Cash at beginning of period                4,132            7,991            2,902               --               --
                                        --------         --------         --------         --------         --------

Cash at end of period                   $  4,900         $  2,471         $  4,900         $  2,471         $  4,900
                                        ========         ========         ========         ========         ========


  The accompanying footnotes are an integral part of these financial statements

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,150 in cash and cash equivalents at June 30, 2008.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to June 30, 2008.

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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     M. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2008.

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

     B) SHARE ISSUANCE:

     From inception of the Company (March 14, 2007) to June 30, 2008, the Company issued 8,320,000 common shares. 4,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 4,320,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2008, the Company has an accumulated deficit of $39,450, working capital of $4,900 and has earned no revenues

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $39,450, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                     June 30,
                                                                       2008
                                                                     --------
     Future income tax assets:
       Net operating loss (from inception to June 30, 2008)          $ 39,450
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                            13,413
       Valuation allowance                                            (13,413)
                                                                     --------
                                                                     $     --
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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


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

                                  MADERO, INC.
                          (A Development Stage Company)
                      Interim Notes to Financial Statements
                                  June 30, 2008


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

NOTE 7. RELATED PARTY TRANSACTION

     Loan from director represents a loan from a related party. As of June 30, 2008 the loan balance is $15,000. Currently there are no repayment terms nor is there interest being charged.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $4,900. Our director has designed our first restaurant and continues to search for suitable locations. We have budgeted monthly rental expenses at $300 per month and officer salary at $500 per month. We estimate the restaurant build-out costs to be approximately $4,000 per location. After the restaurant build-out we estimate our inventory costs will be $4,000, other costs include hiring staff at $500, and advertising at a cost of $1,000.

We intend to open our first restaurant this year. We estimate ongoing monthly costs to be $900 for rent, officer's salary $500, staff salaries of $500, and advertising of $500. We anticipate sales will begin to sustain our operations during the later part of this year. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $39,450 in expenses through June 30, 2008. For the three month periods ended June 30, 2008 and 2007 we incurred $5,232 and $5,520, respectively. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                     Balance Sheet Data:          6/30/08
                     -------------------          -------

                     Cash                        $  4,900
                     Total assets                $  5,150
                     Total liabilities           $ 15,000
                     Shareholders' equity        $ (9,850)

There was $6,000 cash provided from operating activities for the three months ended June 30, 2008. This was a loan from our director. The balance on the loan at June 30, 2008 was $15,000 for which there are no specific terms of repayment. Cash provided by financing since inception was $29,600, consisting of $8,000 from the sale of shares to our officer and director and the $21,600 resulting from the sale of our common stock to 36 independent investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-KSB for the year ended December 31, 2007.

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
Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
* Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

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

Date: July 21, 2008