Form 10-Q
period 2008-09-30
Madero, Inc.
filed 2008-11-14
CIK 1398667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-143845

MADERO, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

591 Broadway
5th Floor
New York, New York
(Address of principal executive offices, including zip code.)

(212) 857-9000
(telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,320,000 as of November 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

	Unaudited	Audited
	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$94	$2,902
Rent Deposit	250	250
Total Current Assets	344	3,152

Total Assets	$344	$3,152

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
75,000,000 authorized at $0.001 par value 8,320,000 issued and o/s at Sep 30,2008	$8,320	$8,320
Additional Paid-in Capital	21,280	21,280
Deficit accumulated	(29,256)	(26,448)

Total Stockholders' Equity	$344	$3,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344	$3,152

The accompanying footnotes are an integral part of these financial statements

	Three Mos	Three Mos	Nine Mos	Nine Mos	Inception
	Ending	Ending	Ending	Ending	(March 14, 2007) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	$4,806	5,176	$17,808	$10,705	$44,256
Gain (Loss)	$(4,806)	$(5,176)	$(17,808)	$(10,705)	$(44,256)
Other Income/Expense
Forgiveness of Debt	$15,000	-	$15,000	-	$15,000
Net Gain (Loss)	$10,194	$(5,176)	$(2,808)	$(10,705)	$(29,256)

Basic earnings per share	$-	$-	$-	$-	$-

Weighted average number of common shares outstanding	8,320,000	5,455,652	8,320,000	4,195,578	8,320,000

The accompanying footnotes are an integral part of these financial statements

		Common	Additional	Deficit Accum	Total
	Common	Stock	Paid-in	During	Stockholders
	Stock	Amount	Capital	Dev Stage	Equity

Stock issued for cash	4,000,000	$4,000	$4,000	$-	$8,000
Net (loss) Mar 31, 2007				(9)	(9)
Balance Mar 31, 2007	4,000,000	4,000	4,000	(9)	7,991
Net (loss) June 30, 2007				(5,520)	(5,520)
Balance June 30, 2007	4,000,000	4,000	4,000	(5,529)	2,471
Stock issued for cash
Aug 30, 2007	4,320,000	4,320	17,280		21,600
Net Loss Sept 30, 2007				(5,176)	(5,176)
Balance Sept 30, 2007	8,320,000	8,320	21,280	(10,705)	18,895
Net Loss Dec 31, 2007				(15,743)	(15,743)
Balance Dec 31, 2007	8,320,000	8,320	21,280	(26,448)	3,152
Net loss March 31, 2008				(7,770)	(7,770)
Balance March 31, 2008	8,320,000	8,320	21,280	(34,218)	(4,618)
Net loss June 30, 2008				(5,232)	(5,232)
Balance June 30, 2008	8,320,000	8,320	21,280	(39,450)	(9,850)
Net loss September 30, 2008				10,194	10,194
Balance September 30, 2008	8,320,000	8,320	21,280	(29,256)	344

The accompanying footnotes are an integral part of these financial statements

					Inception (Mar 14, 2007)
	Three Mos Ending	Three Mos Ending	Nine Mos Ending	Nine Mos Ending	Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$10,194	$(5,176)	$(2,808)	$(10,705)	$(29,256)
Loan Payable	$(15,000)
Deposit		(250)		(250)	$(250)
Cash Used in Operations	$(4,806)	$(5,426)	$(2,808)	$(10,955)	$(29,506)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock for Cash	$-	$4,320	$-	$8,320	$8,320
Paid in Capital	$-	$17,280	$-	$21,280	$21,280
Cash from Financing Activities	$-	$-	$-	$29,600	$29,600

Net Increase (Decrease) in Cash	$(4,806)	$16,174	$(2,808)	$18,645	$94
Cash at beginning of period	$4,900	$2,471	$2,902	$-	$-

Cash at end of period	$94	$18,645	$94	$18,645	$94

The accompanying footnotes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Madero, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2007. The Company is a development stage company that intends to open and operate children’s themed restaurants in Mexico. To date, the Company’s activities have been limited to its formation, business plan and raising capital.

Currently, the Company is investigating turning its business strategy and activities toward the mobile handheld device industry. (See Note 9 “Subsequent Events”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

b. Fiscal Periods

The Company’s fiscal year end is December 31.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $344 in cash and cash equivalents at September 30, 2008.

e. Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

f. Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

g. Segmented Reporting

SFAS Number 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company plans to operate its restaurants in Mexico.

h. Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

i. Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

j. Foreign Currency Transactions

The Company’s functional currency will be the Mexican Peso. The Company’s reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) Equity at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (March 14, 2007) to September 30, 2008.

k. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

l. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

m. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2008.

n. Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

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

b) Share Issuance:

From inception of the Company (March 14, 2007) to September 30, 2008, the Company issued 8,320,000 common shares. 4,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 4,320,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of  business. As at September 30, 2008, the Company has an accumulated deficit of $44,256, working capital of $94 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements which will take place in the 4th quarter 2008. (See Note 9 “Subsequent Events”).

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

NOTE 5 - INCOME TAXES

The Company has incurred operating losses of $44,256, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	Sept 30, 2008
Net operating loss (from inception to June 30, 2008)	$44,256
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	15,047
Valuation allowance	(15,047)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting, when applicable.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7. RELATED PARTY TRANSACTION

On August 29, 2008 the $15,000 loan from the director was forgiven without interest or penalty and, therefore is no longer reflected on the financial statements.

On August 23, 2008 the director, President, Chief Executive Officer and Chief Financial Officer tendered an undated resignation from the Board of Directors, with the understanding that such resignation would be accepted at a future date to be determined; a new director/officer was appointed on the same date. (see Note 9 “Subsequent Events”)

NOTE 8 – BUSINESS SUMMARY

On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our former sole director, and President, Chief Executive Officer, and Chief Financial Officer), and Media Power USA, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 4,000,000 shares of the Company’s common stock, or approximately 48.07% of our issued and outstanding shares of common stock from Mr. Lizarraga. The transaction contemplated by the Stock Purchase Agreement closed on August 29, 2008. MPI utilizing its working capital, paid in consideration for these shares $264,000.

Resignation of Mike Lizarraga

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mike Lizarraga has tendered his resignation as the sole director of the Registrant effective ten (10) calendar days after the date the Company files with the SEC and transmits to holders of record of the Company’s securities the information required by Rule 14f-1 of the Securities Exchange Act of 1934 (“Rule 14f-1”), or on such earlier or later date as the SEC shall authorize pursuant to Rule 14f-1.

The Board of Directors has accepted the undated resignation previously tendered by Mike Lizarraga as the sole director of the Registrant. Richard Jenkins was appointed as the Chairman of the Board of Directors and sole director, as the required ten (10) calendar days have elapsed since the date the Registrant filed with the SEC and transmitted to holders of record of the Registrant’s securities the information required by Rule 14f-1 of the Securities Exchange Act of 1934.

Appointment of Richard Jenkins

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Richard Jenkins was appointed as the Chairman of the Board of Directors and sole director, effective ten (10) calendar days after the date the Company files with the SEC and transmits to holders of record of the Company’s securities the information required by Rule 14f-1, or on such earlier or later date as the SEC shall authorize pursuant to Rule 14f-1. Richard Jenkins was appointed as the Chairman of the Board of Directors and sole director, as the required ten (10) calendar days have elapsed since the date the Company filed with the SEC and transmitted to holders of record of the Company’s securities the information required by Rule 14f-1 of the Securities Exchange Act of 1934.

NOTE 8 - BUSINESS SUMMARY (CONTINUED)

Richard Jenkins, age 46, who will serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Secretary, was born in Chicago, Illinois.  Mr. Jenkins is an experienced developer of software and networks. Mr. Jenkins has served as Media Power USA, Inc.’s (“Media Power”) President and Chief Executive Officer since May 2008.  From 2006 to 2008, he served as Media Power’s Chief Operating Officer. Prior to joining Media Power, Mr. Jenkins led the development efforts for a wide variety of web and network development projects.  From 2003 to 2006, Mr. Jenkins was the Chief Executive Officer of Cybertown.Net.  Mr. Jenkins majored in Political Science and Business at Northwestern University in Evanston Illinois.

Mr. Jenkins is not a director with any other reporting company(ies) in the United States. There are no family relationships between Mr. Jenkins and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Jenkins (or any member of his immediate family) had or is to have a direct or indirect material interest.

NOTE 9 – SUBSEQUENT EVENTS

On October 24, 2008 the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to effect the following changes:

-	an increase of the authorized number of shares of our common stock from 75,000,000 to 500,000,000.
-	change of the Company’s name to The Media Power Group, Inc.
-	a 12 for 1 forward split of the Company’s common stock.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

      We are a start-up corporation and have not generated or realized any revenues from our business operations.

      Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated.

Change in Control

On August 29, 2008, Madero, Inc. (the “Registrant”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our former director and President, Chief Executive Officer, and Chief Financial Officer), and Media Power USA, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 4,000,000 shares of the Registrant’s common stock, or approximately 48.07% of our issued and outstanding shares of common stock from Mr. Lizarraga.  The transaction contemplated by the Stock Purchase Agreement closed on August 29, 2008. MPI, utilizing its working capital paid, in consideration for the shares, $264,000.

      There were no material relationships between us or our affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement.

Immediately prior to the closing of the Transaction, Mike Lizarraga served as the sole member of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the Transaction, (1) Richard Jenkins (CEO of MPI), was appointed as a member to the Board of Directors, (2) Mike Lizarraga tendered a resignation from the Board of Directors, effective as of ten days after the delivery to our shareholders of an Information Statement pursuant to Rule 14f, and (3) Richard Jenkins was named President, Chief Executive Officer, Chief Financial Officer and Secretary of the Registrant. The Board of Directors has accepted the undated resignation previously tendered by Mike Lizarraga as the sole director of the Registrant and Richard Jenkins was appointed as the Chairman of the Board of Directors and sole director, as the required ten (10) calendar days have elapsed since the date the Registrant filed with the SEC and transmitted to holders of record of the Registrant’s securities the information required by Rule 14f-1 of the Securities Exchange Act of 1934.

MPI provides Augmented Reality Link (“ARL”) technology to the handheld mobile device marketplace. MPI acts as the gatekeeper of ARL technology that recognizes advertising brands and delivers a company’s content instantly on the browser of a mobile phone. Currently there are no agreements in place to merge MPI with and into the Registrant, but the Registrant is investigating turning its business strategy and activities toward the mobile handheld device industry. At such time as Registrant may enter into an agreement we will provide disclosure of the terms of any such transaction. There is no guarantee that we will enter into any such agreement.

Plan of Operation

      We are seeking an acquisition of a business opportunity, which may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

      No assurance can be given that we will enter into any arrangement, or that any firm would be retained, or we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

      Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

      In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

      Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.  In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity.

      Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Form of Acquisition

      It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires of all parties involved in the opportunity and, upon the basis of that review and our negotiating strength, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

•	leases, purchase and sale agreements,
•	licenses,
•	joint ventures and
•	other contractual arrangements.

      We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

      Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

      Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

      If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

      We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

      The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

•	specific representations and warranties by all of the parties thereto,
•	specify certain events of default,
•	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
•	outline the manner of bearing costs if the transaction is not closed,
•	set forth remedies upon default, and
•	include miscellaneous other terms.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

Investment Company Act and Other Regulation

      We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

      Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

      Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

      We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

      Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

      Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

      Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Employees

We do not currently have any employees but rely upon the efforts of our sole officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property

We do not currently own any property.  We utilize office space of MPI.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of operations

 We did not have any operating income from inception through September 30, 2008.  For the nine months ended September 30, 2008, we recognized a net loss of ($2,808) and for the period from inception through September 30, 2008, we recognized net loss of $ $(29,256).  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and capital resources

      As of the date of this report, we have yet to generate any revenues from our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2008.

MADERO INC.
(Registrant)

BY:	/s/ Richard Jenkins
Richard Jenkins
President, Chief Executive Officer,
Secretary, Chief Financial Officer,