Form 10-K
period 2008-12-31
Madero, Inc.
filed 2009-04-15
CIK 1398667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number 333-143845

GETFUGU, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Townsend Street
Suite 123 E
San Francisco CA
(Address of principal executive offices, including zip code.)

415-848-8800
 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates was $93,902,585 based on approximately 37,561,034 shares and the last sale price was $2.50 for the common stock on April 9, 2009. The company had a total of 142,839,988 shares outstanding as of April 9, 2009.

TABLE OF CONTENTS

PART I		Page

Item 1.	Business.	3
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	10
Item 2.	Properties.	10
Item 3.	Legal Proceedings.	10
Item 4.	Submission of Matters to a Vote of Security Holders.	10

PART II

Item 5.	Market For Common Stock and Related Stockholder Matters.	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	14
Item 8.	Financial Statements and Supplementary Data.	18
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	16
Item 9B.	Other Information	16

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	17
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accountant Fees and Services	21

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	22

PART I

ITEM 1.	BUSINESS

General

GetFugu, Inc, (“GetFugu,” “Company,” “we,” “us,” or “our”), is developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers to retrieve content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  The GetFugu applications allow consumers to retrieve content and eliminates the need to type a website address or search term into a browser.

We currently have four products under development.

1.
See It (ARL): “Vision recognition” The GetFugu application recognizes logos and products through any mobile phone camera. Consumers simply point their phone at a logo and retrieve content from the brand owner.

2.	Say It (VRL): “Voice recognition” The consumer can simply speak into the phone to retrieve content. In addition to brand names, the consumer can say generic keywords such as “best pizza” or “ATM”.
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the GPS systems of today’s mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the five closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list.

4.
Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in the video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

Background

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock (this number is post 12 for 1 forward split which was effectuated on January 23, 2009), or approximately 48.07% of our issued and outstanding shares of common stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through that date, the Company’s activities had been limited to its formation, business plan and raising capital.  Since that date, the Company is investigating turning its business strategy and activities toward developing next generation mobile search tools.

On January 23, 2009, we amended our Articles of Incorporation to increase the number of authorized common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, we conducted a forward split of our Common Stock whereby every one issued and outstanding shares of Common Stock was automatically split into 12 shares of Common Stock.

Effective March 25, 2009, we amended our Articles of Incorporation to change our name to GetFugu, Inc.

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA Group Ltd. was deemed to be an “affiliate” of ours, as an owner of more than ten (10%) percent of our outstanding Common Stock.

Introduction

We are developing technology applications that allow any camera-equipped mobile phone from any mobile phone carrier to access information from advertisers and/or marketers by downloading the information (“content”) by simply clicking on the logo of a company.  Clicking on the logo allows the individual to bypass traditional search engines such as Google, Yahoo or MSN to retrieve the content they seek.

Market Analysis

With nearly 4 billion handheld devices in the world, mobile phones outnumber PCs nearly 4-to-1. We believe mobile phones provide an attractive advertising platform. Currently, advertising to mobile phone customers (“MPC”) has been limited because there is no industry standard for retrieving the content they seek.   When a MPC wishes to retrieve content they have to use traditional methods via search engines like Google or Yahoo to receive the information they seek.  We seek to improve the way MPC search for content by using the technology applications it has developed.

The Challenges in Mobile Advertising

Today’s mobile devices continue to improve at an exponential rate. Processing power is increasing, displays are crisper and peripheral hardware such as cameras, gyroscopes and accelerometers are being integrated. Because of this, it is possible to develop new applications that offer rich multimedia experiences for end users. However, though hardware continues to improve, data entry continues to be an awkward process. While some phones contain physical keyboards, they are often difficult to use because of their size and require the user to focus their attention on the device. Virtual (on screen) keyboards can be awkward as well – as they do not provide users with tactile feedback. Multi-tap interfaces are even more burdensome, requiring the user to press a key multiple times to select a corresponding letter.

Current Mobile Phone Market

As of 2008, 96.3% of all cell phones contained a camera.  The Company believes that the mobile phone sector will be the next large-scale arena for advertising campaigns. In addition, the number of cell phones that contain a GPS (“Global Positioning System”) is increasing. It is estimated that 95% of new cell phones will contain a GPS unit.  Currently, the majority of cellular phones have a microphone.  We believe it is possible to leverage these components to provide new advertising paths for businesses while reaching a large target audience.

Simplifying the Mobile Search Process

For technology to be widely accepted it must be simple; otherwise, both consumers and advertisers can be lost in a sea of complexity. In our implementation, we present a comprehensive, unified interface that allows end users to perform queries based on visual, auditory and location-based information. While running the application, the user can speak a command, capture an image, or use their location, and receive a wealth of information about specific products or nearby vendors. The end goal is the same: to find out more about a product or company.  The technology must be simple for advertisers as well. In our implementation, an advertiser simply uploads their logo for ARL, types in a keyword for VRL and optionally uses a simple drag-and-click map interface to define an advertising region. Once they have entered their information into the system, it becomes active for all end users.

Competitive Analysis

With the introduction of smart phones, we believe we will have the ability to introduce our technology applications to the mobile communication world with little to no impediments.  We believe the market “timing” for the launch of our mobile technology platform is excellent, as it is being introduced at a time when advertising in the mobile phone marketplace is in its infancy.

Competition

We could face substantial competition from companies such as Google, Apple, Yahoo and Microsoft if they were to develop similar technologies and enter the wireless mobile phone sector.  The field of mobile augmented reality is a new one. While there is not a dominant threat, there are several smaller competitors such as SnapTell, Total Immersion and even Google (via their voice recognition mobile application).

Revenue Model

We anticipate that we will use a DNS registration (monthly subscription) business model and charge $9.99/mo (for small businesses), $99/mo for companies with ten or more employees. This fee is based on a single logo (“markers”) or keyword and includes a single ARL/VRL/GRL for an unlimited amount of traffic. We believe that Fortune 500 companies that use multiple forms of advertising will purchase multiple markers to track their ads.  Hotspotting involves a revenue split with the advertiser on a transaction basis.  We believe the market potential for these applications is global and includes both national and local advertisers in each area.  These advertisers have an estimated 350,000,000 logos worldwide. Each of these is a potential advertiser.

Employees

As of December 31, 2008, we had no full time employees.

ITEM 1A.	RISK FACTORS

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition. You should carefully read the following risk factors when you evaluate our business and the forward-looking statements that we make in this report, in our financial statements and elsewhere. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.

Risks related to our lack of liquidity

We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.

Through April 14, 2009, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.   We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  We may also generate revenues from product sales or the license of our technology but no assurances can be given as to if or when such revenues will commence or the amount of such revenues if they do commence.

If we fail to raise additional capital or receive substantial cash inflows from additional investors, our business objectives could be compromised.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended December 31, 2008, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Even if we obtain additional short term financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop and market new products, services and technologies in the future. We expect to continue to spend substantial amounts on development. Further, we will not have sufficient resources to develop fully any new products, services or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur debt for financing our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

Risks related to our business

Going Concern.

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended December 31, 2008, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

We are in the early stages of product development and our success is uncertain.

We are a development stage company and are in the early stages of developing our products and services. We have not yet successfully developed any of our products and services to the final completion stage. We may fail to develop any products or services, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We have a limited operating history and we may not be able to successfully develop our business.

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate.  Our success is dependent upon the successful financing and development of our business plan.  No assurance of success is offered.   Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products.  These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation.  The failure to meet any of these conditions would have a materially adverse effect and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

Our limited operating history makes predicting our future operating results difficult. As a software development company with a limited history, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

☐           develop entertainment software in a manner that enables us to be profitable and meet strategic partner and customer requirements;

☐           develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

☐           raise sufficient capital in the public and/or private markets; or

☐           respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license certain of our technology to generate revenue we will still be operating at a significant loss during the course of our software development program.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products and services we develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of software products and related services. We anticipate that we will seek to enter into strategic alliances, distribution agreements or other arrangements with third parties to market any products or services we develop. If we are unable to enter into such agreements, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Our software products and services are subject to the risk of failure inherent in the development of products or services based on new and unproved technologies.

Because our software is and will be based on new technologies, it is subject to risk of failure. These risks include the possibility that:

☐           our new approaches will not result in any products or services that gain market acceptance;

☐           our software will unfavorably interact with other types of commonly used software, thus restricting the circumstances in which it may be used;

☐           proprietary rights of third parties will preclude us from marketing a new product; or

☐           third parties will market superior or more cost-effective products or services.

As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products or services.

Our software products and related services may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.

The development, testing, marketing, sale and use of software runs a risk that product liability claims may be asserted against us if it is believed that the use or testing of our products and services have caused adverse technology problems to existing systems. We cannot make assurances that claims, suits or complaints relating to the use of our technology will not be asserted against us in the future. If a product liability claim asserted against us was successful, we may be required to limit commercialization of our technology. Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

We do not hold any patents on our technology and it may be difficult to protect our technology.

We do not have any patents issued or patents pending.  We do have development work or source code which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we plan to do business or where our software will be sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business

There is significant litigation in the software field regarding patents and other intellectual property rights. Software companies with greater financial and other resources than us have gone out of business from the cost of patent litigation or from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our software, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. If our products are found to infringe any patents, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such products and services.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success also depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and used our trade secrets could be difficult, expensive and time consuming and the outcome unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks related to our industry

Our technology may become obsolete or lose its competitive advantage.

The software and services business is very competitive, fast moving and intense, and we expect it to be increasingly so in the future. Other companies have developed and are developing software technologies and related services that, if not similar in type to our software and services, are designed to address the same end user or customer. Therefore, there is no assurance that our products or services and any other products or services we may offer will be the best, the first to market, or the most economical to make or use. If competitors’ products or services are better than ours, for whatever reason, our sales could decrease, our margins could decrease and our products and services may become obsolete.

There are many reasons why a competitor might be more successful than we are or will be, including:

☐           Competitors may have greater financial resources and can afford more technical and development setbacks than we can.

☐           Competitors may have been in the software business longer than we have. They may have greater experience than us in critical areas like testing, sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

☐           Competitors may have a better patent position protecting their technology than we either have or will have. If we cannot prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company that is “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

If potential customers do not accept our products or services, we may never achieve enough sales to make our business profitable.

The commercial success of our future products and services will be dependent on their acceptance by potential customers. Our products and services will be based on technology that has not been completely proven and is subject to the risks of failure inherent in products and services based on new technologies. A significant portion of our resources will be used for research and development and marketing relating to our proposed products and services. There can be no assurance that we can or will develop marketable products and services. The failure of our products and services to achieve market acceptance would have a material adverse effect on us.

Risks related to our common stock

Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is listed on the Over the Counter Bulletin Board trading system (“OTCBB”).  An investment in our stock may be highly illiquid and subject to significant market volatility. This volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by:

☐           actual or anticipated variations in our operating results;

☐           changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

☐           announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

☐           adoption of new accounting standards affecting our industry;

☐           additions or departures of key personnel;

☐           introduction of new products or services by us or our competitors;

☐           sales of our common stock or other securities in the open market;

☐           changes in financial estimates by securities analysts;

☐           conditions or trends in the market in which we operate;

☐           changes in our earnings estimates and recommendations by financial analysts;

☐           our failure to meet financial analysts’ performance expectations; and

☐           other events or factors, many of which are beyond our control.

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans

Our stock price may be highly volatile because of several factors, including a limited public float.

The market price of our stock may be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

☐           announcements concerning our strategy;

☐           litigation; and

☐           general market conditions.

The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

Our directors, officers, principal stockholders and their affiliates beneficially own approximately 77.4% of our outstanding capital stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.  (See “Principal Stockholders.”)

Our common stock is “a penny stock” and is subject to special regulations promulgated by the SEC.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore we are a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends for the foreseeable future.

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realize any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. In this regard, we have and will continue to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls for each fiscal year ending on or after December 15, 2009.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently maintain an office address at 600 Townsend Street Suite 129 E, San Francisco, California.  We pay approximately $8,000 per month for rent or other fees for the use of this office. We own no physical properties, plants or real estate.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to the Information Statement on Schedule 14C filed by the Company with the SEC on December 3, 2008.

PART II

ITEM 5.          MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

In conjunction with an Amendment to our Articles of Incorporation, which changed the name of the Company to GetFugu, Inc., effective March 25, 2009, the Company’s trading symbol on the Over The Counter Bulletin Board is “GFGU.”  From February 22, 2009 through March 25, 2009 the Company’s trading symbol was “MDEO”, and prior to then the symbol was “MDRQ”. There has been no active trading market for our Common Stock.

As of April 9, 2009, we had 142,839,988 shares of $0.001 par value common stock issued and outstanding.  Of the 142,839,988 shares of common stock outstanding as of April 9, 2009, 26,850,000 shares are owned by our officers and directors.

The stock transfer agent for our securities is Empire Stock Transfer, Inc.

Equity Compensation Plans

Except for employment arrangements with Mr. Stolar and Mr. Stoppenhagen, the Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Holders

As of April 9, 2009, there are 44 holders of record for our common stock.

Dividends

As of the date of this annual report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion should be read in conjunction with the Financial Statements and notes thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

We are developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers to retrieve content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  Our applications allow consumers to retrieve content and eliminate the need to type a website address or search term into a browser.

We currently have four products under development.

1. See It (ARL): “Vision recognition” The GetFugu application recognizes logos and products through any mobile phone camera. Consumers simply point their phone at a logo and retrieve content from the brand owner.
2. Say It (VRL): “Voice recognition” The consumer can simply speak into the phone to retrieve content. In addition to brand names, the consumer can say generic keywords such as “best pizza” or “ATM”.
3. Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the GPS systems of today’s mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the five closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list.
4. Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in the video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.
Background

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock (this number is post 12 for 1 forward split which was effectuated on January 23, 2009), or approximately 48.07% of our issued and outstanding shares of common stock from Mr. Lizarraga. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mike Lizarraga tendered his resignation as the sole director, which resignation was effective October 9, 2008.  On October 9, 2008, Richard Jenkins was appointed as the Chairman of the Board of Directors and sole director.  On August 29, 2008, Mr. Jenkins was named President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through that date, the Company’s activities had been limited to its formation, business plan and raising capital.  Since that date, the Company is investigating turning its business strategy and activities toward developing next generation mobile search tools.

On January 23, 2009, we amended our Articles of Incorporation to increase the number of authorized common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, we conducted a forward split of our Common Stock whereby every one issued and outstanding shares of Common Stock was automatically split into 12 shares of Common Stock.

Effective March 25, 2009, we amended our Articles of Incorporation to change our name to GetFugu, Inc.

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA Group Ltd. was deemed to be an “affiliate” of ours, as an owner of more than ten (10%) percent of our outstanding Common Stock.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance and through December 31, 2008 we did not generate any revenues since inception. We cannot guarantee that the newly created company will be successful in its business operations.

During the fiscal 2008 year which ended December 31, 2008, we were a start-up stage corporation and have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services.

Fiscal Year 2008 Compared to Fiscal Year 2007

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21,802 and $26,448 for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $19,927 and $26,698 in the years ended December 31, 2008 and 2007, respectively.  The decrease was primarily due to the forgiveness of debt in 2008.

Net cash provided by investing activities was zero in 2008 and 2007.

Net cash provided by financing activities was $17,025 and $29,600 in 2008 and 2007, respectively.

We have suffered recurring losses from operations and have an accumulated deficit of $48,250 and $26,448 in 2008 and 2007, respectively.  Previously, we were a non-operating public company. We have recently commenced operations.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from investors for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

The Company raised a total of $452,500 in a private placement of restricted common stock at $0.50 a share in April 2009.  Investors received two restricted common shares for each dollar invested.  All participants in the private placement were accredited investors.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of our dependence on raising capital to sustain operations, our failure to establish profitable operations, and an accumulated deficit of $48,250 as of December 31, 2008. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) obtaining funding from private placement sources, (ii) obtaining additional funding from the sale of the Company’s securities, (iii) establishing revenues from prospective business opportunities, and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

Capital Expenditures

None

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

           As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GetFugu, Inc
(A Development Stage Company)
 (Formally Known as Madero, Inc.)
December 31, 2008

REPORT OF INDEPENDENT AUDITOR
To the Board of Directors and Shareholders of
GetFugu, Inc.
(Formerly Known as Madero, Inc., A Development Stage Company)

We have audited the accompanying balance sheet of GetFugu, Inc. (Formerly Known as Madero, Inc., A Development Stage Company) as of December 31, 2008, and the related statements of operations, changes in shareholders’ equity/(deficit), and cash flows for the year then ended and the cumulative period from March 14, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and the cumulative period from March 14, 2007 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has an accumulated deficit of $48,250 since inception, including a net loss of $21,802 during the year ended December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
April 14, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GetFugu, Inc. (fka Madero Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of GetFugu, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GetFugu, Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $26,448 and has earned no revenues as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2009

6490 West Desert Inn Rd., Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents (held in trust)	$-	$2,902
Prepaid expenses and other current assets	-	250
Total current assets	$-	$3,152

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)

Current liabilities
Accounts payable	$1,625	$-
Total current liabilities	1,625	-

Shareholders' equity / (deficit)
Common stock, 500,000,000 shares authorized; $0.001 par value;
99,840,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively*	8,320	8,320
Additional paid in capital	38,305	21,280
Accumulated deficit	(48,250)	(26,448)
Total shareholders’ (deficit) / equity	(1,625)	3,152
Total liabilities and shareholders’ equity	$-	$3,152

The accompanying notes are an integral part of these financial statements.

*these numbers are post 12 for 1 forward split which was effectuated on January 23, 2009.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Operations

	December 31, 2008	Inception (March 14, 2007) through December 31, 2007	Inception (March 14, 2007) through December 31, 2008

Revenue, net	$-	$-	$-

Operating expenses

General and administrative expenses	21,802	26,448	48,250

Total operating expenses	(21,802)	(26,448)	(48,250)
Loss from Operations	(21,802)	(26,448)	(48,250)

Net Loss	$(21,802)	$(26,448)	$(48,250)
Loss per share:
Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	99,840,000	68,640,000	84,240,000

The accompanying notes are an integral part of these financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Shareholders' Equity / (Deficit)
For the Years Ended December 31, 2008 and 2007
(From Inception March 14, 2007)

	Common Stock		Additional		Shareholders'
	Shares	Amount	Paid in Capital	Accumulated Deficit	Equity / (Deficit)

Balance as of March 14, 2007	-	$-	$-	$-	$-

Shares issued for cash March 14, 2007	48,000,000	4,000	4,000	-	8,000

Shares issued for cash August 30, 2007	51,840,000	4,320	17,280	-	21,600

Net loss for the year ended December 31, 2007	-	-	-	(26,448)	(26,448)

Balance as of December 31, 2007	99,840,000	8,320	21,280	(26,488)	3,152

Capital contribution from related party August 1, 2008	-	-	15,000	-	15,000

Capital contribution from related party December 31, 2008	-	-	2,025	-	2,025

Net loss for the year ended December 31, 2008	-	-	-	(21,802)	(21,802)

Balance as of December 31, 2008	99,840,000	$8,320	$38,305	$(48,250)	$(1,625)

The accompanying notes are an integral part of these financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Cash Flows

	December 31, 2008	Inception (March 14, 2007) through December 31, 2007	Inception (March 14, 2007) through December 31, 2008
Cash flows from operating activities:
Net loss	$(21,802)	$(26,448)	$(48,250)
Changes in current assets and liabilities:
Prepaid expenses	250	(250)	-
Accounts payable	1,625	-	1,625
Net cash used in operating activities	(19,927)	(26,698)	(46,100)

Cash flows from investing activities :
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Issuance of Common Stock for Cash	-	29,600	29,600
Capital contribution – related party	17,025	-	17,025
Net cash provided by financing activities	17,025	29,600	46,100

Net increase (decrease) in cash and cash equivalents	-	2,902	-

Cash and cash equivalents - beginning balance	2,902	-	-

Cash and cash equivalents - ending balance	$-	$2,902	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GETFUGU, INC.
(A Development Stage Company)
(FORMALLY KNOWN AS MADERO, INC.)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1.    Nature of business and significant accounting policies

Current Operations and Background — We are developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers to retrieve content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  The GetFugu applications allow consumers to retrieve content and eliminates the need to type a website address or search term into a browser.

We currently have four products under development.

1.             See It (ARL): “Vision recognition” The GetFugu application recognizes logos and products through any mobile phone camera. Consumers simply point their phone at a logo and retrieve content from the brand owner.
2.             Say It (VRL): “Voice recognition” The consumer can simply speak into the phone to retrieve content. In addition to brand names, the consumer can say generic keywords such as “best pizza” or “ATM”.
3.             Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the GPS systems of today’s mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the five closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list.
4.             Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in the video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

Background

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock, or approximately 48.07% of our issued and outstanding shares of common stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through that date, the Company’s activities had been limited to its formation, business plan and raising capital.  Since that date, the Company is investigating turning its business strategy and activities toward developing next generation mobile search tools.

On January 23, 2009, we amended our Articles of Incorporation to increase the number of authorized common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, we conducted a forward split of our Common Stock whereby every one issued and outstanding shares of Common Stock was automatically split into 12 shares of Common Stock.

Effective March 25, 2009, we amended our Articles of Incorporation to change our name to GetFugu, Inc.

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA Group Ltd. was deemed to be an “affiliate” of ours, as an owner of more than ten (10%) percent of our outstanding Common Stock.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents (Held in Trust) — We consider investments with original maturities of 90 days or less to be cash equivalents. Currently, we have no cash and cash equivalents at December 31, 2008.

Income Taxes — We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption. At December 31, 2008 and 2007, the Company has no stock options outstanding.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Loss Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  We have no cash subject to such risk at December 31, 2008 and 2007.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141 was dominant from 2002 to 2008, and business combination whereby the accounting treatment under SFAS 141 was applied will be reported in financial statements under the same method for years, However, SFAS 141R replaces SFAS 141, and changes the accounting treatment for certain specific items for new business combination, including:

•         Acquisition costs are generally expensed as incurred;
•         Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) are valued at fair value at the acquisition date;
•         Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•         In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•         Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
•         Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we recorded and disclosed business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements.

In March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxes,” including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 2 – Capital Stock

a) Authorized Stock:

As of December 31, 2008, there were 75,000,000 shares authorized.  On January 23, 2009, our articles of incorporation were amended to authorize 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.  Additionally, a forward split of 12 for 1 was effectuated.  All shares are reported on a post-split basis.

b)            Share Issuance:

From inception of the Company (March 14, 2007) to December 31st, 2008, the Company issued 99,840,000 common shares. 48,000,000 shares were issued at $0.002 per share for total proceeds of $8,000 being $4,000 for par value shares and $4,000 for additional paid in capital. These shares were issued to the director and officer of the Company. 51,840,000 shares were issued at $0.005 per share for total proceeds of $21,600 being $4,320 for par value shares and $17,280 for additional paid in capital. These shares were issued to 36 independent investors pursuant to a SB-2 Registration Statement.

On December 3, 2008 the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to effect the following changes:

            -      an increase of the authorized number of shares of our common stock from 75,000,000 to 500,000,000.
            -      change of the Company’s name to The Media Power Group, Inc.
            -      a 12 for 1 forward split of the Company’s common stock.

These changes were not effective until January 23, 2009.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $48,250 as of December 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 – Income Taxes

We incurred operating losses of $48,250, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance. There are additional limitations due to our recent change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at December 31, 2008 and 2007 are as follows:

Future income tax assets:	2008	2007
Net operating loss	$21,802	$26,448
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	7,413	8,992
Valuation allowance	(7,413)	(8,992)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 5. Related Party Transaction

On August 29, 2008, the $15,000 loan from the director was forgiven without interest or penalty and, therefore is no longer reflected on the financial statements. The forgiven loan was charged to additional paid in capital.

During 2008, Carl Freer (an affiliate of the Company) paid $2,025 of our expenses. On December 31, 2008, this amount was forgiven and charged to additional paid in capital.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.(T)    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our CEO reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

               None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               Our directors will serve until successor(s) are elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

Background of officers and directors

               The name, address, age and position of our present officer and director is set forth below:

Name	Title	Age
Bernard Stolar	Chief Executive Officer since April 2009	60
Eric Stoppenhagen	Interim CFO and Secretary since April 2009	35
Leatham Stearn	Chairman of the Board since January 2009	60
Richard Jenkins	Director since August 2008	46
Mark LaPresle	Director since January 2009	58

Biographical Information

Bernard Stolar
Chief Executive Officer and President

Mr. Stolar served as Google’s Games Industry Evangelist since February of 2007. His principle focus was to ramp up Google’s in-game advertising. Mr. Stolar worked as an independent consultant for such companies Golden Gate Capital, Francisco Partners and Intel from 2002 until December of 2006.  Previously, he spent 2 years at Mattel Interactive, overseeing all of Mattel's software, online and computer-enhanced toys, including all product and business development, marketing, sales and operations. He joined Mattel in November of 1999 after serving as president and chief operating officer of Sega of America and Sega Entertainment, where he was responsible for Sega's console and PC gaming businesses in North America.  Before joining Sega, Mr. Stolar was at Sony Computer Entertainment of America during its initial launch of the Sony (SNE) PlayStation. He was responsible for planning and developing strategic direction for the company's third-party software development efforts that played a key role in the global success of the PlayStation console.  Mr. Stolar's experience in the video game business spans more than 20 years, including serving as president of the Lynx Division for Atari Corporation and founding Pacific Novelty Manufacturing, which at that time was one of the largest video arcade manufacturers in the US.

Eric Stoppenhagen
Interim CFO and Secretary

Eric Stoppenhagen, through his consulting company, Venor, Inc., focuses on financial management of small to medium businesses desiring to go public or that are public. He provides temporary CFO services helping with transaction advisory, security filings, and corporate governance requirements. Mr. Stoppenhagen has more than 10 years of financial experience, having served in an executive capacity for several public and private companies; including President of Trestle Holdings, Inc., CFO of AuraSource, Inc., President of Landbank Group, Inc., and CFO of Jardinier Corporation. Mr. Stoppenhagen is a Certified Public Accountant. He holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

Leathem Stearn
Director

Mr. Leathem Stearn has been the Managing Partner of Stearn Enterprises LLC since 1995.  During his career Mr. Stearn has developed business plans, strategic models and operational plans covering all aspects of product development, production, administration, organization and finance.  Among the companies Mr. Stearn founded were Stearn Sailing Systems ("SSS") and Scunci International Ltd.  At SSS, he invented the first roller-furling jib and 2-groove head stays. He also developed the first hydraulic system for offshore racing boats and first offshore bending mast system for racing boats.  Sold the company with 70% of world racing market for racing masts and rigging.  At Scunci Int Ltd., he incepted, designed and launched, to date, the most successful fashion accessory ever sold, the Scunci hairpiece.  Stearn Enterprises, his current company, provides consulting services to startup companies. Mr Stearn has been awarded  three patents in a variety of industries.  Mr Stearn holds masters degrees in Naval Architecture, Marine Engineering and Aeronautical Engineering.  His sailboat racing career includes a number of world championships, inclusive of being a member of the US Olympic sailing tea and skippering an America’s Cup contender.

Mr. Stearn is not a director with any other reporting company(s) in the United States. There are no family relationships between Mr. Stearn and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Stearn (or any member of her immediate family) had or is to have a direct or indirect material interest.

Mr. Stearn has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Mr. Stearn has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Mr. Stearn has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Richard Jenkins
Director

Richard Jenkins was the Chief Executive Officer, President, Chief Financial Officer, and Secretary and Chairman of the Board of the Company from August 29, 2008 to January 30, 2009.  During this same period he also served as CEO of Media Power Inc.’s (“Media Power”) from August 2008 to the present.   Mr. Jenkins is an experienced developer of software and networks.  From Jan 2007 to August 2008, Mr Jenkins served as Media Power’s Chief Operating Officer.  Prior to serving as COO (from January 2006 to January 2007), Mr Jenkins provided technical development for Media Power. From June 2003 to January 2006, Mr. Jenkins led the development efforts for a wide variety of web and network development projects including serving as the Chief Executive Officer of Cybertown.Net, Independent developer for Microsoft, Sprint and HRL (Dept of Defense contractor).  Mr. Jenkins majored in Political Science and Business at Northwestern University in Evanston Illinois.

           Mr. Jenkins is not a director with any other reporting company(s) in the United States. There are no family relationships between Mr. Jenkins and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Jenkins (or any member of her immediate family) had or is to have a direct or indirect material interest.

Mr. Jenkins has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Mr. Jenkins has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Mr. Jenkins has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Mark LaPresle
Director

Since 1990, Mark Lapresle has worked in the entertainment industry as a construction coordinator with I.A.T.S.E. Local 44.
His chief responsibilities are to oversee the construction of movie sets for the production of films

           Mr. Lapresle is not a director with any other reporting company(s) in the United States. There are no family relationships between Mr. Lapresle and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Lapresle (or any member of her immediate family) had or is to have a direct or indirect material interest.

.           Mr. Lapresle has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Mr. Lapresle has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Mr. Lapresle has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Audit Committee and Charter

                We do not currently have a separately-designated audit committee of the board. The audit committee functions are performed by our board of directors. None of our directors are deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) engaging outside advisors; and, (3) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

                We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

                We have not adopted a corporate code of ethics.

Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except for the reports due from the following individuals:  Bernard Stolar, Richard Jenkins, Leathem Stearn, Mark LaPresle, Carl Freer, and MARA Group Ltd. (10% holder).

Conflicts of Interest

                There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

							NonEquity	Nonqualified Deferred	All
Name	Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	Other Compensation	Total
Mike Lizarraga (1)	Former President	2008	$3,500	0	0	0	0	0	0	$3,500
	CEO, CFO	2007	$3,000	0	0	0	0	0	0	$3,000

Richard Jenkins (2)	Former President,	2008	$0	0	0	0	0	0	0	0
	CEO, CFO, Secty.	2007	$0	0	0	0	0	0	0	0

Jason Irwin (3)	Former President,	2008	$0	0	0	0	0	0	0	0
	CEO, CFO, Secty.	2007	$0	0	0	0	0	0	0	0

(1)	Mr. Lizarraga resigned as President, CEO and CFO of the Company on August 29, 2008.
(2)	Mr. Jenkins served as President, CEO, CFO and Secretary of the Company from August 29, 2008 through January 30, 2009.
(3)       Dr. Irwin became President, CEO, CFO and Secretary of the Company on January 30, 2009.  Effective as of April 2, 2009 Jason Irwin resigned as a member of the Board of Directors and as President, Chief Executive Officer, Chief Financial Officer and Secretary.

Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

On April 4, 2009, we entered into an executive employment agreement with Bernard Stolar to serve as President and Chief Executive Officer.  The contract is at will.  Under the agreement, Mr. Stolar will be paid an annual rate of $250,000 for the first year, $325,000 for the second year, and a 5% increase every year there after.  Additionally, Mr. Stolar shall be entitled to an annual bonus equal to 2% of our net profits before income taxes. Under this agreement, Mr. Stolar was granted 10 million shares of our Common Stock (subject to a repurchase option by the Company).

On April 5, 2009, we entered into a Consulting, Confidentiality and Proprietary Rights Agreement (the “CCP Agreement”) with Venor, Inc. (an entity wholly owned by Mr. Stoppenhagen, our Interim Chief Financial Officer and Secretary).  Effective April 8, 2009, Mr. Stoppenhagen shall perform duties normally assigned to a chief financial officer of a reporting entity through December 31, 2009.  Pursuant to the CCP Agreement Mr. Stoppenhagen shall receive 100,000 shares of common stock, upon receiving a funding in excess of $20,000,000 or more, Mr. Stoppenhagen shall be paid at a rate of $6,000 per month, plus for additional services outside the scope of the CCP Agreement, Mr. Stoppenhagen shall bill at a rate of $250 per hour unless otherwise agreed in writing.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2009, the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)
Bernard Stolar (8)	10,000,000	7.0%
Richard Jenkins(3)	5,000,000	3.5%
Leatham Stern (5)	5,750,000	4.0%
Mark Lapresle (6)	3,000,000	2.1%
Ivan Kozhuharov (7)	3,000,000	2.1%
Eric Stoppenhagen (9)	100,000	-
Carl Freer	50,995,032	35.7%
All officers and Directors as a group (5 persons)	26,850,000	18.8%

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.  Percentages of less than one percent have been omitted from the table.

(2)	Calculated on the basis of 142,839,988 shares of Common Stock outstanding.
(3)	Mr. Jenkins is a member of our Board of Directors, and our former President, Chief Executive Officer, Chief Financial Officer, and Secretary.
(4)	Dr. Irwin became President, Chief Executive Officer, Chief Financial Officer, Secretary and a member of the Company’s Board of directors on January 30, 2009. He resigned April 2, 2007.
(5)	Mr. Stern became the Chairman of the Board of Directors of the Company on January 30, 2009.
(6)	Mr. Lapresle became a member of the Board of Directors of the Company on January 30, 2009.
(7)	Mr. Kozhuharov became Chief Technology Officer of the Company on January 30, 2009.
(8)	Mr. Stolar became President and Chief Executive Officer of the Company on April 4, 2009.
(9)	Mr. Stoppenhagen became Interim Chief Financial Officer and Secretary of the Company on April 9, 2009.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore & Associates, Chartered

On March 5, 2009, the Company dismissed Moore & Associates, Chartered (“Moore & Associates”) as its principal independent accountant.  Moore & Associates report on the Company’s financial statements for the year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss Moore & Associates as the Company’s principal independent accountant. During the Company’s recent fiscal year and through the date of Moore & Associates dismissal, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore & Associates, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On March 6, 2009 the Company retained MSPC Certified Public Accountants and Advisors, a Professional Corporation to serve as the Company’s principal independent accountant.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$7,500
2007	$7,100

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-
2007	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-
2007	$-

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-
2007	$-

 (5) Our Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)         The following documents are filed as a part of this Report:

1.            Financial Statements.   The following financial statements of GetFugu, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the year ended December 31, 2008 and 2007.

Statements of Stockholders’ Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

2.            Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.           Exhibits

Exhibit	Document Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed 1/23/2009. (2)
3.4	Certificate of Amendment to Articles of Incorporation filed March 5, 2009. (3)
3.5	Certificate of Amendment to Articles of Incorporation filed March 5, 2009.(3)
10.1	Executive Employment Agreement between GetFugu, Inc. and Bernard Stolar dated April 4, 2009. (4)
10.2	Consulting, Confidentiality and Proprietary Rights Agreement between GetFugu, Inc. and Venor, Inc. dated April 4, 2009. (4)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

(1)	Included in our SB-2 filing under Commission File Number 333-143845.
(2)	Included as Appendix A in the definitive Information Statement filed on 12/3/2008.
(3)	Included as an Exhibit in the Form 8-K filed on 3/25/2009
(4)	Included as an Exhibit in the Form 8-K filed on 4/13/2009.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April , 2009.

GetFugu, Inc.

Date: April 14, 2009	By:	/s/ BERNARD STOLAR
Name: Bernard Stolar
Title: President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Getfugu, Inc. do hereby constitute and appoint Bernard Stolar with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BERNARD STOLAR	President and Chief Executive Officer	April 14, 2009
Bernard Stolar	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Interim Chief Financial Officer	April 14, 2009
Eric Stoppenhagen

/s/ LEATHAM STERN	Chairman	April 14, 2009
Leatham Stern

/s/MARK LAPRESLE	Director	April 14, 2009
Mark LaPresle

/s/RICHARD JENKINS	Director	April 14, 2009
Richard Jenkins