Form 10-Q
period 2009-03-31
GetFugu, Inc.
filed 2009-05-20
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-143845

GetFugu, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Townsend Street, Suite 129E, San Francisco, CA 94103
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code 415-848-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common Stock, $.001 par value	153,282,499

GETFUGU, INC.

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GETFUGU, INC.
BALANCE SHEETS

	March 31	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$52,500	$—
TOTAL ASSETS	$52,500	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$133,475	$1,625
Accrued liability	105,000	—
TOTAL CURRENT LIABILITIES	238,475	1,625

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 500,000,000 shares authorized, 115,882,499 and 99,840,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively*	115,882	99,840
Additional paid in capital	62,930	(53,215)
Accumulated deficit	(364,787)	(48,250)
Total stockholders' deficit	(185,975)	(1,625)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,500	$—

See accompanying notes to the financial statements.

*these numbers are post 12 for 1 forward split which was effectuated on January 23, 2009.

GETFUGU, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,
	2009		2008
REVENUES	$		$
OPERATING EXPENSES
Selling, general and administrative expenses		316,537		7,770
Total operating expenses		316,537		7,770
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(316,537)		$(7,770)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted		$(0.00)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted*		107,082,388		99,840,000

See accompanying notes to the financial statements.

*these numbers are post 12 for 1 forward split which was effectuated on January 23, 2009.

GETFUGU, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(316,537)	$(7,770)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued in exchange for services	79,687	—
Changes in operating assets and liabilities:
Accounts payable	131,850	—
Accrued liability	105,000	—
Net cash used in operating activities	—	(7,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	52,500	9,000
Net cash provided by financing activities	52,500	9,000
NET INCREASE IN CASH	52,500	1,230
CASH, Beginning of period	—	2,902
CASH, End of period	$52,500	$4,132

	Three months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—
Income taxes	$—	$—

During the three months ended March 31, 2009, we issued 15,937,499 shares of our common stock for services received.  We recorded common stock issuances at an estimated fair value of $0.005 per share based upon market value at the time of issuance.  We expensed a total of $79,687 in relationship to these stock issuances.

See accompanying notes to the financial statements.

GETFUGU, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — GetFugu, Inc, (“GetFugu,” “Company,” “we,” “us,” or “our”), is developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  The GetFugu applications allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

We currently have four products under development.

1.
See It (ARL): “Vision recognition” This GetFugu application recognizes logos and products through any mobile phone camera. Consumers simply point their phone at a logo and retrieve content from the brand owner.

2.	Say It (VRL): “Voice recognition” The consumer can simply speak into the phone to retrieve content. In addition to brand names, the consumer can say generic keywords such as “best pizza” or “ATM”.
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the GPS systems in modern mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the five closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list within a geographic area.

4.
Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in a video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock (this number, and all other share amounts presented, is post 12 for 1 forward split which was effectuated on January 23, 2009), or approximately 48.07% of our then issued and outstanding shares of common stock from Mr. Lizarraga.

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

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring losses from operations since our inception and have an accumulated deficit of $364,787 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three month ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also requires that the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  As of and through March 31, 2009, the Company had not issued any stock options and warrants.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, and accounts payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF  07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

Private Placement
During the three months ended March 31, 2009, we raised proceeds of $52,500 in a private placement.  The Company sold an aggregate of 105,000 common stock and received gross proceeds of $52,500.

Issuance of Shares for Services
During the three months ended March 31, 2009, we issued 15,937,499 shares of our Common Stock for services.   We recorded common stock issuances at an estimated fair value of $0.005 per share based upon market value at the time of issuance.  We expensed a total of $79,687 in relationship to these stock issuances.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $364,787 as of March 31, 2009. Our total liabilities exceeded its total assets by $185,975 as of March 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million newly-issued shares of the Company’s common stock.  Prior to the closing of this transaction MARA Group Ltd. was deemed to be an “affiliate” of ours, as an owner of more than ten (10%) percent of our then outstanding common stock.

From April 1, 2009 to May 20, 2009, we raised proceeds of $475,000 through private placement transactions.  The Company sold an aggregate of 950,000 common shares and received gross proceeds of $475,000.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (filed under our former name Madero, Inc.) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

We are developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  The GetFugu applications allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

We currently have four products under development.

1.
See It (ARL): “Vision recognition” This GetFugu application recognizes logos and products through any mobile phone camera. Consumers simply point their phone at a logo and retrieve content from the brand owner.

2.	Say It (VRL): “Voice recognition” The consumer can simply speak into the phone to retrieve content. In addition to brand names, the consumer can say generic keywords such as “best pizza” or “ATM”.
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the GPS systems in modern mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the five closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list within a geographic area.

4.
Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in a video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (our then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock (this number, and all other share amounts presented, is post 12 for 1 forward split which was effectuated on January 23, 2009), or approximately 48.07% of our then issued and outstanding shares of common stock from Mr. Lizarraga.

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

Effective April 9, 2009, we entered into the Assignment Agreement with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight Patent Applications from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA Group Ltd. was deemed to be an “affiliate” of ours, as an owner of more than ten (10%) percent of our outstanding Common Stock.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters Ended March 31, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $316,537 and $7,770 for the quarters ended March 31, 2009 and 2008, respectively.  The increase in expense of $308,767 is due to the increase in expenses related to the commencement of operations.

Liquidity and Capital Resources

Net cash used in operating activities was zero and $7,770 in the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $52,500 and $9,000 in the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, we raised gross proceeds of $52,500.  The Company sold an aggregate of 105,000 common shares for a price of $0.50 per common share.

We incurred recurring losses from operations and have an accumulated deficit of $364,787 at March 31, 2009.  Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses. Management anticipates that our existing cash, cash equivalents and loans will be sufficient to fund our operations until June 2009.  Unless we obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.  There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

From April 1, 2009 to May 20, 2009, we raised proceeds of $475,000 through private placement transactions.  The Company sold an aggregate of 950,000 common shares and received gross proceeds of $475,000. These funds will be used to finance our working capital needs.

Inflation and Seasonality

Inflation has not been material to us. Seasonality has not been material to us.

Recent Accounting Pronouncements

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Report.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

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

Through May 20, 2009, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.   We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Our limited operating history makes predicting our future operating results difficult. As a software development company with a limited history, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

           develop entertainment software in a manner that enables us to be profitable and meet strategic partner and customer requirements;

           develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

           raise sufficient capital in the public and/or private markets; or

           respond effectively to competitive pressures.

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

Because our software is and will be based on new technologies, it is subject to risk of failure. These risks include the possibility that:

           our new approaches will not result in any products or services that gain market acceptance;

           our software will unfavorably interact with other types of commonly used software, thus restricting the circumstances in which it may be used;

           proprietary rights of third parties will preclude us from marketing a new product; or

           third parties will market superior or more cost-effective products or services.

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

There are many reasons why a competitor might be more successful than we are or will be, including:

           Competitors may have greater financial resources and can afford more technical and development setbacks than we can.

           Competitors may have been in the software business longer than we have. They may have greater experience than us in critical areas like testing, sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

           Competitors may have a better patent position protecting their technology than we either have or will have. If we cannot prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company that is “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

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

In addition, the value of our common stock could be affected by:

           actual or anticipated variations in our operating results;

           changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

           announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

           adoption of new accounting standards affecting our industry;

           additions or departures of key personnel;

           introduction of new products or services by us or our competitors;

           sales of our common stock or other securities in the open market;

           changes in financial estimates by securities analysts;

           conditions or trends in the market in which we operate;

           changes in our earnings estimates and recommendations by financial analysts;

           our failure to meet financial analysts’ performance expectations; and

           other events or factors, many of which are beyond our control.

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

Other factors that could cause such volatility may include, among other things:

           announcements concerning our strategy;

           litigation; and

           general market conditions.

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

We have never paid dividends and we do not expect to do so in the near future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we raised proceeds of $52,500 in a private placement.  The Company sold an aggregate of 105,000 common stock and received gross proceeds of $52,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2009, stockholders holding a majority of the voting power of the Company took action by written consent to amend the Company’s Articles of Incorporation to change the Company’s name to “GetFugu, Inc.”  The amendment to the Articles of Incorporation became effective on March 25, 2009.  See the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 4, 2009 for additional information.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETFUGU, INC.

Date: May 20, 2009	/s/ BERNARD STOLAR
Name: Bernard Stolar
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.