Form 10-Q
period 2009-06-30
GetFugu, Inc.
filed 2009-08-19
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19 , 2009
Common Stock, $.001 par value	161,645,000

PART I
GETFUGU, INC. (A Development Stage Company)

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets

Prepaid expenses and other current assets	$12,076	$
Total current assets	12,076		-
Deposits and other assets	7,844		-

Total assets	$19,920		$-
			-
LIABILITIES AND SHAREHOLDERS' DEFICIENCY			-
			-
Current liabilities			-
Accounts payable	$529,741		$1,625
Accrued expenses	323,273		-
Advances from related parties	141,826		-
Other current liabilities	333,333		-
Total current liabilities	1,328,173		1,625

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value; 161,645,000 and 99,840,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	161,645		99,840

Additional paid-in capital	11,873,026		(53,215)

Deficit accumulated during development stage	(13,342,924)		(48,250)
Total shareholders’ deficiency	(1,308,253)		(1,625)
Total liabilities and shareholders’ deficiency	$19,920		$-

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Operations
(Unaudited)

					Inception
					(March 14, 2007)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	614,634	-	614,634	-	614,634
General and administrative (includes stock-based compensatioin of $3,383,250 and $11,471,833)	4,556,940	5,232	12,680,040	13,002	12,728,290

Total operating expenses	5,171,574	5,232	13,294,674	13,002	13,342,924

Net Loss	$(5,171,574)	$(5,232)	$(13,294,674)	$(13,002)	$(13,342,924)

Loss per share:
Basic and dilutive loss per share	$(.03)	$.00	$(.10)	$.00

Basic and diluted weighted average shares outstanding	153,541,484	99,840,000	127,712,680	99,840,000

The accompanying notes are an integral part of these condensed financial statements

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Shareholders' Equity / (Deficiency)
From Inception to June 30, 2009
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during	Shareholders '
	Shares	Amount	Paid in Capital	Development Stage	Equity (Deficit)

Balance as of March 14, 2007

Shares issued for cash March 14, 2007 (at $0)	48,000,000	$48,000	$(40,000)		$8,000
Shares issued for cash August 30, 2007 (at $0)	51,840,000	51,840	(30,240)		21,600
Net loss for the year ended December 31, 2007	-	-	-	$(26,448)	(26,448)
Balance as of December 31, 2007	99,840,000	99,840	(70,240)	(26,488)	3,152
Conversion of related party debt August 1, 2008	-	-	15,000	-	15,000
Conversion of related party debt December 31, 2008	-	-	2,025	-	2,025
Net loss for the year ended December 31, 2008	-	-	-	(21,802)	(21,802)
Balance as of December 31, 2008	99,840,000	$99,840	$(53,215)	$(48,250)	$(1,625)
Shares issued for cash March 27, 2009 (at $.50)	5,000	5	2,495		2,500
Shares issued for cash March 30, 2009 (at $.50)	100,000	100	49,900	-	50,000
Shares issued for consulting services January 6, 2009 (at $.005)	2,000,000	2,000	8,000		10,000
Shares issued for consulting services January 21, 2009(at $.005)	250,000	250	1,000		1,250
Shares issued for consulting services March 4, 2009 (at $.50)	14,500,000	14,500	7,235,500		7,250,000
Shares issued for consulting services March 18, 2009 (at $.50)	1,250,000	1,250	623,750		625,000
Shares issued for cash April 3, 2009 (at $.50)	800,000	800	399,200	-	400,000
Shares issued for compensation April 4, 2009 (at $.50)	10,000,000	10,000	771,250		781,250
Shares issued for patent applications April 9, 2009 (at $.50)(1)	25,000,000	25,000	(25,000)	-	-
Shares issued for cash April 13, 2009 (at $.50)	100,000	100	49,900	-	50,000
Shares issued for consulting services May 12, 2009 (at $.52)	7,800,000	7,800	2,588,200		2,596,000
Compensation for options granted June 1, 2009	-	-	222,046	-	222,046
Net loss for the six months ended June 30, 2009				(13,294,674)	(13,294,674)

Balance as of June 30, 2009	161,645,000	$161,645	$11,873,026	$(13,342,924)	$(1,308,253)

(1)	In consideration for the transfer of patents from Mara, the Company recorded a deemed dividend of $12,500,000. See note 3.

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Inception (March 14, 2007) through June 30, 2009
Cash flows from operating activities:
Net loss	$(13,294,674)	$(13,002)	$(13,342,924)
Adjustments to reconcile Net Loss to net cash used in operating activities
Stock based compensation - options	222,046		222,046
Stock based compensation - other	208,333		208,333
Amortization of deferred compensation Associated with shares issued for services	11,263,500		11,263,500

Changes in current assets and liabilities:
Deposits	(7,844)		(7,844)
Prepaid expenses	(12,076)		(12,076)
Accounts payable	528,116		529,731
Accrued expenses	276,015		276,015
Payable to bank	47,258		47,258
Other current liabilities	125,000		125,000
Net cash used in operating activities	(644,326)	(13,002)	(690,951)

Cash flows from investing activities :
Net Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Advances from a related party	141,826	15,000	141,826
Issuance of common stock for cash	502,500		532,100
Capital contribution – related party			17,025
Net cash provided by financing activities	644,326	15,000	690,951

Net increase in cash and cash equivalents	0	1,998	0

Cash and cash equivalents – beginning balance	0	2,902	0

Cash and cash equivalents – ending balance	$0	$4,900	$0

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Cash Flows
Unaudited

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Inception (March 14, 2007) through June 30, 2009

Supplementary Disclosures of Cash Flow
Information:
Cash payments made for interest		-	-
Cash payments made for income taxes		-	-
Non-Cash Activity:		-	-
Common stock issued for services	$16,912,250	-	$16,912,250
Common stock issued to repay loans		$17,025	$17,025
Common stock issued for patents	$12,500,000		$12,500,000

The accompanying notes are an integral part of these condensed financial statements.

GETFUGU, INC.
(Formally Known as Madero, Inc.)
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — GetFugu, Inc, (“GetFugu,” “Company,” “we,” “us,” or “our”), is developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers will be able to download GetFugu application tools to their mobile phone device.  The GetFugu applications will allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

The Company currently has four products under development.

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
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the Global Positioning Systems (“GPS”) in modern mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list within a geographic area.

4.
Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting.  Hot-Spotting enables the consumer to purchase or retrieve information on any item featured in a video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

The Company was incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga ( sole director, former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of the Company’s Common Stock (this number, and all other share amounts presented, is post the 12 for 1 forward stock split which was effectuated on January 23, 2009), or approximately 48.07% of the Company’s then issued and outstanding shares of Common Stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through March 14, 2007, the Company’s activities had been limited to its formation, business planning and raising capital.  Since March 14, 2007, the Company is developing next generation mobile search tools.

On January 23, 2009, the Company amended its Articles of Incorporation to increase the number of authorized Common Stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, there was a forward split of Common Stock whereby every one issued and outstanding share of Common Stock was split into 12 shares of Common Stock.

Effective March 25, 2009, the Company’s Articles of Incorporation were amended to change the name to GetFugu, Inc.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring losses from operations since our inception and have an accumulated deficit of $13,342,924 at June 30, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, the Company’s ability to continue as a going concern is dependent upon future events, the outcome of which are not known.  The Company intends to continue its attempt to raise necessary capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.  Management has evaluated subsequent events or transactions occurring through August 19, 2009, the date the financial statements were issued.

Our principal activities are expected to focus on the commercialization of our technologies.  The accompanying condensed financial statements have been prepared in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Loss Per Common Share — We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2009 and 2008 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Stock-Based Compensation — We calculate the fair value of stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the transition method, stock-based compensation expense is recognized (i) for all stock-based compensation awards granted before, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (ii) for all stock-based compensation awards granted after January, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense related to stock options on which are included in the condensed statements of operations totaled $222,046 for the three and six months ended June 30, 2009. Total stock-based compensation expense included in the condensed statements of operations was $0 for the three and six months ended June 30, 2008. As of June 30, 2009 the Company had $666,139 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2009 through May 2013.

The fair value of stock options and similar stock-based compensation granted is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. The following weighted-average assumptions were used:

	For the Six Months Ended June 30,
	2009	2008

Dividend yield	0%	-%

Expected life (years)	6.25	-

Risk-free interest rate	1.65%	-%

Volatility	170%	-%

Non-Employee Stock-Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18) which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.  Non-employee stock-based compensation charges are amortized generally over the vesting period.

Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest (expense).” Penalties, if incurred, would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is still subject to federal, state and local income tax examinations by tax authorities for years since 2007.

The Company recognized a deferred tax asset of approximately $11 million related to loss carryforwards  available to offset future taxable income through 2029.

The ultimate realization of deferred tax assets depend on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively, SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141R could have an impact on the accounting for any future acquisition, should any occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). SFAS 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our financial position, results of operations and cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangibles” (SFAS 142). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations,” and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) Abstract 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have  a material impact on the Company’s condensed financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 did not have a material impact on our financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial statements and results of operations.

NOTE 2 – EQUITY TRANSACTIONS

Private Placement
During the six months ended June 30, 2009, the Company sold 1,005,000 shares of Common Stock in private placements resulting in net proceeds totaling $502,500.

Issuance of Shares for Services
During the six months ended June 30, 2009, the Company issued 35,800,000 shares of Common Stock for various  services.  The Company recorded an expense associated with these issuances of Common Stock based on the fair market value determined at the time of the individual issuances.  For the six months ended June 30, 2009, the Company reported expenses associated with the issuance of Common Stock for services totaling $11,263,500 related to stock based compensation.

Included in the 35,800,000 are 16,000,000 shares issued to an officer and a board member.  The shares vest ratably over the period of the service.  Compensation expense is recorded as the instruments vest.  The total unvested compensation expense to be recognized in future periods is $5,648,750.

During the six months ended June 30, 2009, the Company granted  options to an executive to purchase 4 million shares of the Company’s Common Stock  at an exercise price of $0.30 per share which was the market value of the Company’s Common Stock on the date of the grant. In accordance with SFAS 123(R) the Company utilized the Black Scholes calculation methodology to determine the amount of stock based compensation expense to record associated with the grant of these stock options.  Accordingly, the Company recorded stock-based compensation expense during the six months ended June 30, 2009 totaling $222,046.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2008	-	-	-	-
Granted	4,000,000	$.30	10	-
Exercised	-	-	-	-
Expired (vested)	-	-	-	-
Cancelled (unvested)	-	-	-	-

Balance outstanding June 30, 2009	4,000,000	,30	10	-

Exercisable, June 30, 2009	1,000,000	$.30	10	-

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective April 9, 2009, the Company entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd (“MARA”).  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA was deemed to be an “affiliate”, as Carl Freer, co-founder of the Company and sole owner of MARA owned, directly and indirectly, approximately 21% of the Company’s outstanding Common Stock.  Subsequent to this transaction, Freer beneficially owned approximately 37.5% of the Company’s outstanding Common Stock.

Through his role as co-founder and the single largest Company shareholder, Freer is considered to have management control in accordance with SFAS No. 57.  Subsequent to June 30, 2009, Freer executed an employment agreement with the Company and assumed the title of Chief Futurist.  In this role, Freer will help lead the development of technical advancements necessary to implement the Company’s business plan.  Freer is not an officer or director of the Company.  Freer has been involved in capital raising efforts since inception.   Subsequent to June 30, 2009, the Company agreed to issue Carl Freer 10,000,000 shares of Series A Preferred Stock which have voting rights of 20 votes of common for each share of preferred.  The shares will vest immediately.  The issuance of Series A Preferred Stock is subject to board approval and the authorization of a sufficient number of shares available for issuance.  Since MARA Group Ltd. is under common control with the Company (due to the common ownership by Mr. Carl Freer), the Company recorded the acquisition of the eight patent applications at MARA’s carrying value for these assets, and the difference between the fair market value of the common stock issued to MARA and the carrying value of the patent applications received was recorded as deemed dividend to MARA.  Effective August 19, 2009, the Company and Freer executed a twelve month agreement which limits Freer’s rights to vote shares of the Company Common Stock that he owns now or during this twelve month period to a level of 17% of the total votes cast on any matter brought to Company shareholders for a vote.

As of June 30, 2009, the Company received advances totaling $141,500 from Newport Financial Investment, Inc (“Newport”).  Subsequent to June 30, 2009, the Company was advanced an additional $372,166 from Newport so that the advances outstanding totaled $513,666.  Newport is an affiliate of the Company as Freer owns 50% of Newport.   Subsequent to June 30, 2009, the Company and Newport entered into a Revolving Promissory Note (“Newport Note”) which incorporates all previous advances to the Company from Newport.  Under the terms of the Newport Note the maximum available advance shall not exceed $5 million, interest accrues at annual rate of 5% payable of demand, Newport may elect to convert advances into shares of Common Stock at $.50 per share.

On August 29, 2008, a $15,000 loan from the Company’s then sole director was forgiven without interest or penalty. This forgiven loan was charged to additional paid-in capital.

During 2008, Carl Freer paid $2,025 of the Company’s expenses. On December 31, 2008, this amount was forgiven and charged to additional paid-in capital.

NOTE 4 – RESTATEMENT OF THE MARCH 31, 2008 FORM 10-Q

On July 27, 2009, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”).  As a result of this letter, the Company re-evaluated its accounting for the issuance of 15,937,499 shares of Common Stock for services during the three months ended March 31, 2009.  Accordingly, the accompanying financial statements for the period inception to June 30, 2009, reflects a correction of an error in the number of and the valuation of shares issued for services during the three months ended March 31, 2009.  Following is a summary of the net effect of the restatement:

•	Increase of shares by 2,062,489 to reflect 17,999,988 shares actually issued
•	Increase par value of Common Stock by $8,250 and additional paid-in capital by $7,806,562
•	Increase expenses and Net Loss by $7,806,562

The Company will restate its Form 10-Q for the three month period ended March 31, 2009 to reflect the correction of this error.

NOTE 5 – SUBSEQUENT EVENTS

On August 14, 2009, the Company’s Board of Directors approved the following:

•	Authorization of 250,000,000 shares of Series A Preferred Stock
•	Stock option grants to two executives to purchase 20 million shares of the Company’s Common Stock at an exercise price of $.15 which was the market value of the common stock on the date of the grants

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

Overview

The Company is developing next generation mobile search tools. Our technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers can download GetFugu application tools to their mobile phone device.  The GetFugu applications allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

The Company currently has four products under development.

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

The Company was incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga ( sole director, former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of the Company’s Common Stock (this number, and all other share amounts presented, is post 12 for 1 forward split which was effectuated on January 23, 2009), or approximately 48.07% of the Company’s then issued and outstanding shares of Common Stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through that date, the Company’s activities had been limited to its formation, business plan and raising capital.  Since that date, the Company is developing next generation mobile search tools.

On January 23, 2009, the Company amended its Articles of Incorporation to increase the number of authorized Common Stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, there was a forward split of Common Stock whereby every one issued and outstanding share of Common Stock was automatically split into 12 shares of Common Stock.

Effective March 25, 2009, the Company’s Articles of Incorporation were amended to change the name to GetFugu, Inc.

Effective April 9, 2009, the Company entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd (“MARA”).  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction MARA was deemed to be an “affiliate”, as Carl Freer, co-founder of the Company and sole owner of MARA owned, approximately 21% percent of the Company’s outstanding Common Stock.  Subsequent to this transaction, Freer beneficially owned approximately 37.5% of the Company’s outstanding Common Stock.  As of June 30, 2009, Freer beneficially owned approximately 16% of the Company’s outstanding Commons Stock.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Our significant accounting policies are described in the notes to our annual financial statements included in Form 10-K for the year ended December 31, 2008.

For the Three and Six Months Ended June 30, 2009 and 2008

Results of Operations

Revenue

The Company is still in the development stage and accordingly, there are no revenues for the three and six months ended June 30, 2009 and 2008.

Research and Development

Research and development expenses were $614,634 and $0 for the three months and six months ended June 30, 2009 and 2008, respectively.  The increase in expense is directly related to the development of software and cost to support the Company’s products under development.  During the six months ended June 30, 2009, research and development consisted of $420,409 in salaries and wages, which included $222,046 in stock option compensation, $209,704 for porting and information technology support costs, and $24,521 for third party consultants.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $4,556,940 and $5,232 for the three months ended June 30, 2009 and 2008, respectively.  The increase in expense of $4,551,708 is directly related to costs associated with capital raising efforts and the hiring of employees and consultants in anticipation of commencing operations.   In 2008, SG&A consisted solely of professional fees associated with compliance costs.

Selling, general and administrative SG&A expenses were $12,680,040 and $13,002 for the six months ended June 30, 2009 and 2008, respectively.  The increase in expense of $12,627,038 is attributed to costs associated with capital raising efforts and the hiring of employees and consultants in anticipation of commencing operations later in 2009.

In 2009, SG&A included $1,320,554 in salaries and wages, $9,714,111 in professional services and consulting, $1,735,000 in Board fees, $112,303 in overhead and corporate costs, $111,725 in travel and entertainment and $49,069 in sales, marketing and other expenses.   The salary and wages included $118,895 in cash compensation and $787,250 in stock compensation for the CEO.   Professional services and consulting consisted of $738,049 in cash compensation and $9,000,583 in stock compensation, and included $4,529,750 to investment banking and investor relation firms, $1,260,500 in consulting fees to founders and others assisting in capital raising efforts, $3,208,333 for consulting services relating to mobile content in the entertainment industry, and $241,824 for legal, accounting and compliance services.   Board fees consisted of $45,000 in cash compensation and $1,690,000 in stock compensation to a Director and Chairman of the Board.

Liquidity and Capital Resources

Net cash used in operating activities totaled $502,500 and $768 for the six months ended June 30, 2009 and 2008, respectively.

Net cash provided by financing activities totaled $644,000 and $15,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Company raised proceeds totaling $502,500 through private placement and $141,500 through an advance from a related party.  The Company sold an aggregate of 1,105,000 common shares at a price of $0.50 per share of Common Stock and received gross proceeds of $502,500.

The Company incurred losses from operations and has an accumulated deficit of d $13,294,674 for the six months ending June 30, 2009.   A result of the Company’s liquidity position, it has delayed payment of a substantial amount of accounts payable and accrued expenses. Management anticipates that our existing cash, cash equivalents, loans, and anticipated capital financing will be sufficient to fund our operations until September 30, 2009.  Unless we obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.  There can be no assurance that the Company will be able to secure sufficient financing on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Inflation and Seasonality

Neither inflation nor seasonality have been material to the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively, SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141R could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). SFAS 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our financial position, results of operations and cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangibles” (SFAS 142). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations,” and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) Abstract 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have  a material impact on the Company’s condensed financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 did not have a material impact on our financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Statements made in this Form 10-Q that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Report.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Due to the small size of the operations, the Company has limited personnel and therefore segregation of duties is limited.  As the Company’s operations expand, additional personnel will be employed and respective controls and procedures will be enhanced.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

 Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(a) Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d- 14(a)

31.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d- 14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

Current Report on Form 8-K, filed on —————

(d) Other Exhibits

None

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ BERNARD STOLAR

Principal Executive Officer and Principal Financial Officer

Date: August —, 2009

EXHIBIT INDEX

Exhibit	Description

31
Certification of President, Principal Executive Officer, and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Principal Executive Officer, and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.