Form 10-Q/A
period 2009-03-31
GetFugu, Inc.
filed 2009-09-21
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No.1
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 9 , 2009
Common Stock, $.001 par value	162,645,000

EXPLANATORY NOTE

On August 17, 2009, the Board of Directors and management of GetFugu, Inc. concluded that our unaudited condensed financial statements for the quarter ended March 31, 2009 needed to be restated and should no longer be relied upon by investors.  Getfugu, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q (“Form 10-Q” or “Amendment No. 1” or “Original Filing”) for the quarter ended March 31, 2009, to restate its condensed financial statements for the quarters ended March 31, 2009, to correct errors related to the accounting for stock based compensation for services rendered.  In addition, the Company determined that the proper presentation of the financial statements is that of a development stage company, and the restatement is therefore presented in that format. This Amendment to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed on May 20, 2009.

The Company’s decision to restate the aforementioned financial statements was a result of management’s revaluation of the accounting for stock based compensation for the quarter ended March 31, 2009 and the acknowledgement that additional disclosures in the footnotes relating to financial statement discussion and analysis, related party transactions and accounting for patent rights should be included.  On July 27, 2009, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”).  As a result of this letter, the Company reviewed its accounting for the issuance of 15,937,499 shares of Common Stock for services during the three months ended March 31, 2009. Management determined that the valuation of a portion of the shares at the previously determined fair value of $.005 were more appropriately valued at $.50, the current market value of private placements received by the Company at the end of the quarter. In addition, the Company discovered an error in the number of shares reported, due to a calculation error for the 12 for 1 split which occurred on February 11, 2009.  As more fully described in Note 5 of the condensed interim financial statements, management, including its CEO (principal executive officer and financial officer) and the Board of Directors, concluded that the amount of the revaluation and errors were material and required restatement of the condensed interim financial statements.

In connection with the restatement, management has assessed the effectiveness of its disclosure controls and procedures. For the reasons described in this amended report for the quarter ended March 31, 2009 under Item 4 of Part I, “Controls and Procedures,” our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Amendment No. 1, the disclosure controls and procedures were not effective as of March 31, 2009.  However, we believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A, and, to the best of our knowledge, we believe that the financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

This restatement affects the following areas of the amended report:

Part I — Item 1. Financial Statements and Notes to Unaudited Condensed Financial Statements;

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4. Controls and Procedures

Part II — Item 6. Exhibits.

Note 1 to our restated condensed interim financial statements describing Basis of Presentation includes the change in presentation to that of a development stage enterprise for the three months ended March 31, 2009.

Note 2 to our restated interim condensed financial statements describing Equity Transactions includes the change in the number of shares issued and the expenses associated with shares issued for services for the three months ended March 31, 2009.

Note 5 to our restated interim condensed financial statements discloses the nature of the restatement adjustment and details the impact of the restatement adjustments on our interim condensed financial statements as of March 31, 2009 and the three months ended March 31, 2009.

Item 6 of Part II of this Form 10-Q/A has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The information in this Form 10-Q/A has been updated to reflect events that occurred after May 20, 2009, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. This Form 10-Q/A should be read in conjunction with our Form 10-K for the year ended December 31, 2008, Form 10-Q for the three months ended June 30, 2009 and future filings.

PART I
GETFUGU, INC. (A Development Stage Company)

INDEX

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008
	(As restated see Note 5)

ASSETS

Current assets

Cash	$52,500	$-
Total current assets	52,500	-
Total assets	$52,500	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$133,475	$1,625
Accrued expenses	105,000	-
Total current liabilities	238,475	1,625

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value; 117,945,000 and 99,840,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	117,945	99,840

Additional paid-in capital	7,867,430	(53,215)

Deficit accumulated during development stage	(8,171,350)	(48,250)
Total shareholders’ equity (deficiency)	(185,975)	(1,625)
Total liabilities and shareholders’ equity (deficiency)	$52,500	$-

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Operations
(Unaudited)

			Inception
			(March 14, 2007)
	Three Months Ended		through
	March 31,		March 31,
	2009	2008	2009
	(As restated see Note 5)		(Derived from restated see Note 5)
Revenue	$-	$-	$-

Operating expenses

General and administrative (includes stock based compensation of $7,886,250 (2009) and $0 (2008))	8,123,100	7,770	8,171,350

Total operating expenses	8,123,100	7,770	8,171,350

Net Loss	$(8,123,100)	$(7,770)	$(8,171,350)

Loss per share:
Basic and dilutive loss per share	$(.08)	$.00

Basic and diluted weighted average shares outstanding	106,430,222	99,840,000

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Shareholders' Equity / (Deficiency)
From Inception to March 31, 2009
 (Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during	Shareholders '
	Shares	Amount	Paid in Capital	Development Stage	Equity (Deficit)
	(As restated see Note 5)	(As restated see Note 5)	(As restated see Note 5)	(As restated see Note 5)	(Derived from restated see Note 5)

Balance as of March 14, 2007

Shares issued for cash March 14, 2007 (at $0)	48,000,000	$48,000	$(40,000)		$8,000
Shares issued for cash August 30, 2007 (at $0)	51,840,000	51,840	(30,240)		21,600
Net loss for the year ended December 31, 2007	-	-	-	$(26,448)	(26,448)
Balance as of December 31, 2007	99,840,000	99,840	(70,240)	(26,448)	3,152
Conversion of related party debt August 1, 2008	-	-	15,000	-	15,000
Conversion of related party debt December 31, 2008	-	-	2,025	-	2,025
Net loss for the year ended December 31, 2008	-	-	-	(21,802)	(21,802)
Balance as of December 31, 2008	99,840,000	$99,840	$(53,215)	$(48,250)	$(1,625)
Shares issued for cash March 27, 2009 (at $.50)	5,000	5	2,495		2,500
Shares issued for cash March 30, 2009 (at $.50)	100,000	100	49,900	-	50,000
Shares issued for consulting services January 6, 2009 (at $.005)	2,000,000	2,000	8,000		10,000
Shares issued for consulting services January 21, 2009 (at $.005)	250,000	250	1,000		1,250
Shares issued for consulting services March 4, 2009 (at $.50)	14,500,000	14,500	7,235,500		7,250,000
Shares issued for consulting services March 18, 2009 (at $.50)	1,250,000	1,250	623,750		625,000
Net loss for the three months ended March 31, 2009				(8,123,100)	(8,123,100)

Balance as of March 31, 2009	117,945,000	$117,945	$7,867,430	$(8,171,350)	$(185,975)

The accompanying notes are an integral part of these condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Cash Flows
(Unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008	Inception (March 14, 2007) through March 31, 2009
	(As restated see Note 5)		(Derived from restated see Note 5)
Cash flows from operating activities:
Net loss	$(8,123,100)	$(7,770)	$(8,171,350)
Adjustments to reconcile Net Loss to net cash used in operating activities
Amortization of stock based compensation associated with shares issued for services	7,886,250	-	7,886,250

Changes in current assets and liabilities:
Accounts payable	131,850	-	133,475
Accrued expenses	105,000	-	105,000
Net cash used in operating activities	-	(7,770)	(46,625)

Cash flows from investing activities :
Net Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Advances from a related party		9,000	0
Issuance of common stock for cash	52,500		82,100
Capital contribution – related party			17,025
Net cash provided by financing activities	52,500	9,000	99,125

Net increase in cash and cash equivalents	52,500	1,230	52,500

Cash and cash equivalents – beginning balance	0	2,902	0

Cash and cash equivalents – ending balance	$52,500	$4,132	$52,500

Supplementary Disclosures of Cash Flow
Information:
Cash payments made for interest	-		-
Cash payments made for income taxes	-		-
Non-Cash Activity:
Common stock issued for services	$7,886,250		$7,886,250
Common stock issued to repay loans	$-	$17,025	$17,025

The accompanying notes are an integral part of these condensed financial statements.

GETFUGU, INC.
(Formally Known as Madero, Inc.)
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
(Restated)
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

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring losses from operations since our inception and have an accumulated deficit of $8,171,350 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.  Management has evaluated subsequent events or transactions occurring through September 18, 2009, the date the financial statements were issued.

Our principal activities are expected to focus on the commercialization of our technologies.  The accompanying condensed financial statements have been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the three and three months ended March 31, 2009 and 2008 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Stock-Based Compensation — We calculate the fair value of stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the transition method, stock-based compensation expense is recognized (i) for all stock-based compensation awards granted before, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) for all stock-based compensation awards granted after January, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Non-Employee Stock-Based Compensation- The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.  Non-employee stock-based compensation charges are amortized generally over the vesting period.

Total stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed statements of operations was $7,886,250 for the three months ended March 31, 2008 and had $0 of unvested stock-based compensation at fair value remaining to be expensed.

Income Taxes- The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

The Company recognized a deferred tax asset of approximately $8 million related to loss carryforwards available to offset future taxable income through 2029.  The ultimate realization of deferred tax assets depend on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively, “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141R could have an impact on the accounting for any future acquisition, should any occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations,” and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) Abstract 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have  a material impact on the Company’s condensed financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

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

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1”). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 did not have a material impact on our financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial statements and results of

NOTE 2 – EQUITY TRANSACTIONS

Private Placement - During the three months ended March 31, 2009, the Company sold 105,000 shares of Common Stock in private placements resulting in net proceeds totaling $52,500.

Issuance of Shares for Services - During the three months ended March 31, 2009, the Company issued 18,000,000 shares of Common Stock for various services.  The Company recorded an expense associated with these issuances of Common Stock based on the fair market value determined at the time of the individual issuances.  For the three months ended March 31, 2009, the Company recorded stock based compensation associated with the issuance of Common Stock for services totaling $7,886,250.  The shares vest ratably over the period of the service.  Compensation expense is recorded as the instruments vest.  The total unvested compensation expense to be recognized in future periods is $0.

NOTE 3 – RELATED PARTY TRANSACTIONS

Through his role as co-founder, Carl Freer is the single largest Company shareholder. In July, 2009, Freer executed an employment agreement with the Company and assumed the title of Chief Futurist. In this role, Freer will help lead the development of technical advancements necessary to implement the Company’s business plan. Freer is not an officer or director of the Company. Freer has been involved in capital raising efforts since inception. Subsequent to June 30, 2009, the Company agreed to issue Carl Freer 10,000,000 shares of Series A Preferred Stock which have voting rights of 20 votes of common for each share of preferred. The shares will vest immediately. The issuance of Series A Preferred Stock is subject to board approval and the authorization of a sufficient number of shares available for issuance. Effective August 19, 2009, the Company and Freer executed a twelve month agreement which limits Freer’s rights to vote shares of the Company Common Stock that he owns now or during this twelve month period to a level of 17% of the total votes cast on any matter brought to Company shareholders for a vote.

Through June 30, 2009, the Company received advances totaling $141,500 from Newport Financial Investment, Inc (“Newport”). Subsequent to June 30, 2009, the Company was advanced an additional $596,252 from Newport and made payments of $130,000 to so that the advances outstanding totaled $607,752. Newport is an affiliate of the Company as Freer owns 50% of Newport. Subsequent to June 30, 2009, the Company and Newport entered into a Revolving Promissory Note (“Newport Note”) which incorporates all previous advances to the Company from Newport. Under the terms of the Newport Note the maximum available advance shall not exceed $5 million, interest accrues at annual rate of 5% payable of demand, Newport may elect to convert advances into shares of Common Stock at $.50 per share.

NOTE 4 –SUBSEQUENT EVENTS - OTHER

As described in Note 3 above, effective April 9, 2009, the Company entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd in exchange for 25 million newly-issued shares of the Company’s common stock.   The Company has accounted for the acquisition of the patent applications as an asset purchase.  Since MARA Group Ltd. is under common control with the Company (due to the common ownership by Mr. Carl Freer), the Company recorded the acquisition of the eight patent applications at MARA’s carrying value for these assets, and the difference between the fair market value of the common stock issued to MARA and the carrying value of the patent applications received was recorded as deemed dividend to MARA.

From April 1, 2009 to September 18, 2009, the Company sold an aggregate of 900,000 common shares in private placements and received gross proceeds of $450,000.

From April 1, 2009 to September 18, 2009, the Company issued 18,800,000 shares of Common Stock for various services. Included in the 18,800,000 are 16,000,000 shares issued to an officer and a board member. The shares vest ratably over the period of the service and compensation expense is recorded as the instruments vest.  The expense associated with these issuances of Common Stock is based on the fair market value determined at the time of the individual issuance As of September 18, 2009 the Company has recorded an expense of  $6,041,625.  The total unvested compensation expense to be recognized in future periods is $3,984,375.

From April 1, 2009 to September 18, 2009 the company granted 7,000,000 options to various employees.

The Company entered into an arrangement with SpongeTech Delivery Systems, Inc. ("Spongetech") and Vanity Events Holding, ("Vanity") whereby Spongetech and Vanity agreed to invest $4 million and $1 million, respectively, into the Company.  In addition Spongetech and the Company agreed in principal for a license agreement which resulted in the upfront payment to the Company of $250,000.  Since August 24, 2009, the Company has received a total of $1,750,000 from these arrangements, including the $250,000 associated with the license agreement.  As of September 18, 2009, the Company's have not finalized and executed the investment agreements.

On September 10, 2009, the Company and Health Matrix entered into a five-year license agreement under which GetFugu will receive from Health Matrix the greater of (i) 25% of the net income from the license of ARL/VRL/Keywords, or (ii) $99 per ARL/VRL/Keyword. In exchange, Health Matrix will receive an exclusive license for GetFugu's mobile software for doctors, medical groups, health care providers, pharmaceutical companies, biotech companies, health insurers, medical device companies, nutritionists and herbologists worldwide. Health Matrix has the option to renew the license for two additional five-year periods.  GetFugu will also receive a $5 million non-refundable license fee which will be paid by Health Matrix over the first 12 months of the contract. Earnings due to GetFugu under the contract will first be applied to this upfront license fee. GetFugu will also receive 5% of pre-tax profits associated with all Hotspotting transactions initiated by Health Matrix utilizing the GetFugu licensed technology.

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENTS

Getfugu, Inc. (the “Company”) is restating its unaudited interim condensed financial statements for the quarters ended March 31, 2009 to correct errors related to the accounting for stock based compensation for services delivered by third parties, provide additional information and clarification in certain footnote disclosures and change the presentation of the unaudited interim condensed financial statements to that of a development stage company.

The Company received comment letters from the Staff of the Securities and Exchange Commission dated June 29, 2009 and a follow-up letter on July 27, 2009 with respect to the above-referenced filing of the Company.

The letter dated June 29, 2009 requested the information as described below included in all future filings. Accordingly, the Footnote disclosures have been updated as referenced to include the additional information:

1 – A request to disclose the nature and type of the expenses included in selling, general and administrative expenses and why such costs would increase upon the commencement of operations. Part I – Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations has been updated to provide this information.

2 – A request to disclose in future filings how the 25 million shares of the Company’s common stock issued in exchange for the patented applications was valued and accounted for within your financial statements, pursuant to the Assignment Agreement in which the Company acquired eight patent applications from MARA Group Ltd. In exchange for 25 million newly-issued shares of the Company’s common stock.  Note 4 – Subsequent Events has been updated to include this information.

3 – A request to revise the disclosure of the nature of the relationship of Mr. Carl Freer with the Company, including whether Carl Freer has implied management control over the Company as defined in paragraph 24b of SFAS No. 57.   Note 3 – Related Party Transactions has been updated to include this information.

4 – A request to explain the discrepancy in the valuation of the Company’s common stock that were issued for $.005 per share for service transactions and the valuation of the shares of the Company’s common stock in private placement transactions during and subsequent to quarter-ended March 31, 2009 for $.50 per share.  The Company is restating its unaudited interim condensed financial statements and notes as further described below in the response to the follow up letter from the SEC dated July 27, 2009.

Accordingly, the Company has revised its valuation of Common Stock issued for services during the quarter ending March 31, 2009.
The service transactions for which Common Stock was issued as originally reported in the Company’s Form 10-Q for the quarter ending March 31, 2009 follows:

Service	Shares	Reported FMV
Consulting – Note (1)	166,666	$	$ 833.00
Legal Fees – Note (1)	20,833		104.00
Investment Banking- Note (2)	6,000,000		30,000.00
Consulting - Note (2)	6,000,000		30,000.00
Consulting - Note (2)	2,500,000		12,500.00
Consulting – Note (2)	1,250,000		6,250.00
Total	15,937,499		$79,687.00

Note (1) The services performed included assistance with corporate governance and related matters as well as legal fees related to the Company’s filings with the SEC in 2008 and early 2009.  The Common Stock issued for such services is valued at $0.005 per share.

Note (2) Common Stock issued during the period March 4, 2009 through March 18, 2009 for consulting services, which included capital raising efforts and preparation of marketing strategy for the operations (post purchase of the patent rights), should be valued at $.50 (previously valued at $.005 prior to this restatement).   The Company’s market price of $.50 is appropriate as the Company had issued shares in separate private placements at the market price of $.50 during periods close in proximity to the issuance of shares for services.

Date	Number of Shares	Price Per Share
March 27, 2009	5,000	$0.50
March 30, 2009	100,000	$0.50
April 3, 2009	800,000	$0.50
April 13, 2009	100,000	$0.50

The Company also noted an error in the number of new shares which were issued during the quarter ended March 31, 2009 for services rendered. Certain shares were not properly adjusted for the 12 for 1 split.  The number of shares and valuation was corrected as noted below.

In accordance with SFAS 154, the Company has concluded it was necessary to restate financial statements for the quarter ending March 31, 2009.  The impact of this restatement is as follows:

Corrections Related to the Error in the Number of Shares Issued:
1.	The number of shares of Common Stock for services will increase by the 2,062,500 shares noted above to 18,000,000 shares.
2.	Common Stock will increase by $2,063 (2,062,500 shares x $.001 par).
3.	Additional Paid in Capital will increase by $8,250 (2,062,500 shares x $0.004 ($0.005 market value less $0.001 par value).
4.	Expenses and Net Loss increased by $10,313 (2,062,500 shares x $0.005).

Corrections Related to the Error in Valuing Shares Previously Reported as Issued for Services
1.	There is no impact on the number or amount of Common Stock.
2.	Additional Paid in Capital will increase by $7,796,250 reflecting the increase in market value from $.005 to $0.50 (15,750,000 shares as reported x $0.495 per share).
3.	Expenses and Net Loss also increased by $7,796,250 reflecting the increase in stock based compensation for these services.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Balance Sheets
(Unaudited)

	As of March 31, 2009
	(As previously reported)	Restatement adjustments	(As restated)
ASSETS

Current assets

Cash	$52,500		$52,500
Total current assets	52,500		52,500
Total assets	$52,500		$52,500

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$133,475		$133,475
Accrued expenses	105,000		105,000
Total current liabilities	238,475		238,475

Shareholders' equity (deficiency)
Common stock, 500,000,000 shares authorized; $0.001 par value; 117,945,000 and 99,840,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	115,882	$2,063	117,945

Additional paid-in capital	62,930	$7,804,500	7,867,430

Deficit accumulated during development stage	(364,787)	$(7,806,563)	(8,171,350)
Total shareholders’ equity (deficiency)	$(185,975)		$(185,975)
Total liabilities and shareholders’ equity (deficiency)	$52,500		$52,500

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2009
	(As previously reported)	Restatement adjustments	(As restated)

Revenue	-	$-	$-

Operating expenses

General and administrative	316,537	7,806,563	8,123,100)

Total operating expenses	316,537	7,806,563	8,123,100)

Net Loss	$(316,537)	$(7,806,563)	$(8,123,100)

Loss per share:
Basic and dilutive loss per share	$(.00)		$(.08)

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2009
	(As previously reported)	Restatement adjustments	(As restated)
Cash flows from operating activities:
Net loss	$(316,537)	$(7,806,563)	$(8,123,100)
Adjustments to reconcile Net Loss to net cash used in operating activities
Amortization of deferred compensation Associated with shares issued for services	79,687	7,806,563	7,886,250

Changes in current assets and liabilities:
Accounts payable	131,850		131,850
Accrued expenses	105,000		105,000
Net cash used in operating activities	-	-	-

Cash flows from investing activities :
Net Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Advances from a related party			0
Issuance of common stock for cash	52,500	-	52,500
Capital contribution – related party
Net cash provided by financing activities	52,500	-	52,500

Net increase in cash and cash equivalents	52,500		52,500

Cash and cash equivalents – beginning balance	0		0

Cash and cash equivalents – ending balance	$52,500	$-	$52,500

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this amended Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (filed under our former name Madero, Inc.) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed financial statements and the notes to the condensed financial statements included elsewhere in this Form 10-Q.

The following discussion and analysis has been updated to reflect changes required as a result of this restated document.

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

For the Three Months Ended March 31, 2009 and 2008  (as restated)

Results of Operations

Revenue

The Company is still in the development stage and accordingly, there are no revenues for the three and three months ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $8,123,100 and $7,770 for the three months ended March 31, 2009 and 2008, respectively.  The increase in expense of $8,115,330 is directly related to costs associated with capital raising efforts and consulting in anticipation of commencing operations.   Prior to that time the Company was largely inactive, and as of year end 2008 was a shell company.  In 2008, SG&A consisted solely of professional fees associated with compliance costs.

For the first quarter of 2009, SG&A of $8,123,100 was comprised of $8,105,413 in professional and consulting fees and $17,687 in travel and entertainment expenses.  Professional and consulting fees consisted of $219,163 in cash and $7,886,250 in stock compensation, and included $1,990,000 to founders and others for capital-raising efforts, $3,000,000 to investment banking firms, $3,000,000 in consulting services related to mobile content in the entertainment industry, $106,250 in legal fees related to corporate work, and $9,163 in investor relations.

Liquidity and Capital Resources

Net cash used in operating activities totaled $0 and $7,770 for the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities totaled $52,500 and $9,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Company sold an aggregate of 105,000 common shares at a price of $0.50 per share of Common Stock and received gross proceeds of $52,500.

The Company incurred losses from operations and has an accumulated deficit of $8,171,350 for the three months ending March 31, 2009.   A result of the Company’s liquidity position, it has delayed payment of a substantial amount of accounts payable and accrued expenses. Management anticipates that our existing cash, cash equivalents, loans, and anticipated capital financing will be sufficient to fund our operations until September 30, 2009.  Unless we obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.  There can be no assurance that the Company will be able to secure sufficient financing on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Inflation and Seasonality

Neither inflation nor seasonality have been material to the Company.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively, “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations,” and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) Abstract 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have  a material impact on the Company’s condensed financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s condensed financial statements.

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

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1”). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 did not have a material impact on our financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

The Company maintain s disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

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

Due to the small size of the operations, the Company has limited personnel and therefore segregation of duties is limited.  As the Company’s operations expand, additional personnel will be employed and respective controls and procedures will be enhanced. Based on its assessment, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of March 31, 2009. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2009 or at the date of the filing of the original Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 20, 2009. This restated evaluation of internal controls is based both on the need for the Company to restate its March 31, 2009 financial statements and the resource deficiencies described above.  Since the filing of the original March 31, 2009 10-Q, the Company has hired a new Controller (July 2009) with extensive accounting experience and is also utilizing the services of an outside financial consultant.  These personnel improvements along with other planned improvements in 2009 are expected to remediate and or mitigate any deficiencies we have identified.

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

Date: September 18, 2009