Form 10-Q
period 2009-09-30
GetFugu, Inc.
filed 2009-11-23
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

Commission File Number 333-143845

GetFugu, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8560 West Sunset Boulevard, 7th Floor, West Hollywood, California 90069
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code 424 354-4800

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2009
Common Stock, $.001 par value	183,895,525

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$681,607	$-
Prepaid expenses and other current assets	70,489	-
Total current assets	752,096	-
Property and equipment	239,126	-

Total assets	$991,222	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$611,081	$1,625
Accrued expenses	916,726	-
Advances from related party	865,042	-
Accrued stock compensation	2,628,333	-
Accrued stock issuance payable, net	1,300,000	-
Derivative liability	1,105,753	-
Total current liabilities	7,426,935	1,625

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value; 162,645,000 and 99,840,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	162,645	99,840
Additional paid in capital	22,061,963	(53,215)
Shares subscribed	6,660,000	-

Deficit accumulated during development stage	(35,320,321)	(48,250)
Total shareholders’ deficiency	(6,435,713)	(1,625)
Total liabilities and shareholders’ deficiency	$991,222	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Operations
(Unaudited)

					Inception
					(March 14, 2007)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	807,054	-	1,422,679	-	1,422,679
General and administrative	21,094,462	4,806	33,773,185	17,808	33,836,435

Total operating expenses	21,901,516	4,806	35,195,864	17,808	35,259,114

Other income (expense)
Loss on derivative financial instrument	(59,881)	-	(59,881)	-	(59,881)
Interest expense	(16,001)		(16,326)		(16,326)
Forgiveness of debt		15,000	-	15,000	15,000
Total other expense	(75,882)	15,000	(76,207)	15,000	(61,207)

Net Loss	$(21,977,398)	$10,194	$(35,272,071)	$(2,808)	$(35,320,321)

Loss per share:
Basic and dilutive loss per share	$(.14)	$.00	$(.25)	$.00

Basic and diluted weighted average shares outstanding (1)	159,467,802	99,840,000	140,097,363	99,840,000

(1)
Weighted average shares outstanding for the three and nine months ended September 30, 2009 includes the underlying shares exercisable with respect to the issuance of 1,500,000 warrants exercisable at $0.01 per share.  In accordance with Accounting Standards Codification (“ASC”) 260 "Earnings Per Share", the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these unaudited condensed financial statement.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Shareholders' Equity / (Deficiency)
From Inception to September 30, 2009
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		during	Shareholders'
	Shares	Amount	Paid in Capital	Shares Subscribed	Development Stage	Equity (Deficiency)

Balance as of March 14, 2007	-	-	-	-	-	-

Shares issued for cash March 14, 2007 (at $.0001)	48,000,000	$48,000	$(40,000)	$-	$-	$8,000
Shares issued for cash August 30, 2007 (at $.0001)	51,840,000	51,840	(30,240)	-	-	21,600
Net loss for the year ended December 31, 2007	-	-	-	-	(26,448)	(26,448)
Balance as of December 31, 2007	99,840,000	$99,840	$(70,240)	-	$(26,448)	$3,152
Conversion of related party debt August 1, 2008	-	-	15,000	-	-	15,000
Conversion of related party debt December 31, 2008	-	-	2,025	-	-	2,025
Net loss for the year ended December 31, 2008	-	-	-	-	(21,802)	(21,802)
Balance as of December 31, 2008	99,840,000	$99,840	$(53,215)	-	$(48,250)	$(1,625)
Shares issued for cash March 27, 2009 (at $.50)	5,000	5	2,495	-		2,500
Shares issued for cash March 30, 2009 (at $.50)	100,000	100	49,900	-	-	50,000
Shares issued for consulting services January 6, 2009 (at $.005)	2,000,000	2,000	8,000	-	-	10,000
Shares issued for consulting services January 21, 2009 (at $.005)	250,000	250	1,000	-	-	1,250
Shares issued for consulting services March 4, 2009 (at $.50)	14,500,000	14,500	7,235,500	-	-	7,250,000
Shares issued for consulting services March 18, 2009 (at $.50)	1,250,000	1,250	623,750	-	-	625,000
Shares issued for cash April 3, 2009 (at $.50)	800,000	800	399,200	-	-	400,000
Shares issued for compensation April 4, 2009 (at $.50)	10,000,000	10,000	1,052,500	-	-	1,062,500
Shares issued for patent applications April 9, 2009 (at $.50) (1)	25,000,000	25,000	(25,000)	-	-	-
Shares issued for cash April 13, 2009 (at $.50)	100,000	100	49,900	-	-	50,000
Shares issued for consulting services May 12, 2009 (at $.52)	7,800,000	7,800	2,783,200	-	-	2,791,000
Compensation for options granted July 17, 2009 (at $.27)	-	-	1,766,293	-	-	1,766,293
Compensation for warrants granted July 22, 2009 (at $.32)	-	-	8,486,388	-	-	8,486,388
Shares issued for consulting services August 15, 2009 (at $.70)	1,000,000	1,000	174,000	-	-	175,000
Compensation for warrants granted September 18, 2009 (at $.01)	-	-	(1,045,872)	-	-	(1,045,872)
Compensation for warrants granted September 18, 2009 (at $.33)			337,485			337,485
Compensation for warrants granted September 2009 (at $.33)			216,439			216,439
Shares payable for cash September 2009 (at $.50), net	-	-	-	1,540,000	-	1,540,000
Shares payable for consulting services November 5, 2009 (at .32)	-	-	-	5,120,000	-	5,120,000
Net loss for the nine months ended September 30, 2009					(35,272,071)	(35,272,071)
Balance as of September 30, 2009	162,645,000	$162,645	$22,061,963	$6,660,000	$(35,320,321)	$(6,435,713)

(1)	In consideration for the transfer of patents from MARA Group, Ltd., the Company recorded a deemed dividend of $12,500,000. See Note 3.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Inception (March 14, 2007) through September 30, 2009
Cash flows from operating activities:
Net loss	$(35,272,071)	$(2,808)	$(35,320,321)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	27,841,355	-	27,841,355
Accrual for future issuances of equity instruments for services	2,628,333	-	2,628,333
Fair value adjustment of derivative liability	59,881	-	59,881
Changes in operating assets and liabilities:
Prepaid and other current assets	(70,489)	-	(70,489)
Accounts payable	609,456	-	611,081
Accrued expenses	916,726	-	916,726

Net cash used in operating activities	(3,286,809)	(2,808)	(3,333,434)

Cash flows from investing activities:
Purchase of property and equipment	(239,126)	-	(239,126)
Net cash used in investing activities	(239,126)	-	(239,126)

Cash flows from financing activities:
Advances from related party	1,299,849	-	1,299,849
Cash received for accrued stock issuance payable, net	1,300,000	-	1,300,000
Cash received for shares subscribed, net	1,540,000	-	1,540,000
Cash received from private placements	502,500	-	532,100
Repayment of advances from related party	(434,807)	-	(434,807)
Capital contribution from related party			17,025
Net cash provided by financing activities	4,207,542	-	4,254,167

Increase in cash	681,607	2,808	681,607

Cash – beginning balance	-	2,902	-

Cash – ending balance	$681,607	$94	$681,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Inception (March 14, 2007) through September 30, 2009

Non-Cash Activity:
Stock-based compensation expense	$27,841,355	$-	$27,841,355
Common stock issued to repay loans		17,025	17,025
Accrual of future issuances of equity instruments for services	2,628,333	-	2,628,333
Common stock issued for patents	12,500,000	-	12,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GETFUGU, INC.
(Formally Known as Madero, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
(Unaudited)

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

GetFugu, Inc, (“GetFugu,” or “Company”), is developing next generation mobile search tools. The Company’s technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers will be able to download GetFugu application tools to their mobile phone device.  The GetFugu applications will allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

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
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the Global Positioning Systems (“GPS”) in mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list within a geographic area.

4.
Get it (Hot-Spotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting.  Hot-Spotting enables the consumer to purchase or retrieve information on any item featured in a video simply by touching products as displayed on the screen.

The Company was incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga ( sole director, former President, Chief Executive Officer, and Chief Financial Officer of Madero, Inc.), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of the Company’s common stock (this number, and all other share amounts presented, is post the 12 for 1 forward stock split which was effectuated on February 11, 2009), or approximately 48.07% of the Company’s then issued and outstanding shares of common stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company in an unrelated industry.  Through March 14, 2007, the Company’s activities had been limited to its formation, business planning and raising capital, and since August 29, 2008 involved in the development of next generation mobile search tools.

On January 23, 2009, the Company amended its Articles of Incorporation to increase the number of authorized common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, there was a forward split of common stock whereby each issued and outstanding share of common stock was split into 12 shares of common stock.

Effective March 25, 2009, the Company’s Articles of Incorporation were amended to change the name to GetFugu, Inc.

Basis of Presentation — The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. The results of the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

   The Company's principal activities are expected to focus on the commercialization of its technologies.  The accompanying condensed financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

NOTE 2.  GOING CONCERN, LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $21,977,398 and $35,272,071 for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the Company’s accumulated deficit amounted to $35,320,321. During the nine months ended September 30, 2009, net cash used in operating activities amounted to $3,286,809. At September 30, 2009, the Company’s working capital deficit amounted to $6,674,839. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet it obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3.  SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share —The Company computes earnings per share in accordance with ACS 260, “Earnings Per Share” ACS 260 requires dual presentation of basic and diluted earnings per share.  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2009 and 2008 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted losses per common share are the same for all periods presented.

The following table summarizes the number of shares of Common Stock outstanding attributable to potentially dilutive securities.

	September 30,
	2009	2008
Stock options	27,000,000	-
Warrants	29,083,392	-
Non-vested restricted stock awards	3,375,000	-
Total	59,458,392	-

In accordance with ACS 260 the Company has given effect to the issuance of 1,500,000 warrants issued in conjunction with the Company’s September 2009 financing and exercisable at $0.01 per share in computing basic net loss per share.

Research and Development —Research and development expense relates to the development of new products and processes including improvements to existing products. These costs are expensed as incurred.

Fair Value of Financial Instruments—The Company’s financial instruments are cash and accounts payable.  The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

Subsequent Events —Management has evaluated subsequent events or transactions occurring through November 23, 2009, the date the financial statements were issued, to determine if such events or transactions require adjustment or disclosure in the financial statements.

Derivative Financial Instruments —The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued and Adopted Accounting Pronouncements—On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting standards are referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value—The Company adopted a new accounting standard included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 6, “Fair Value Measurements”.

The Company adopted a new accounting standard related to interim disclosures about fair value of financial instruments included in ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. Our adoption of this standard, effective April 1, 2009, did not impact our consolidated financial condition or results of operations.

Business Combinations—The Company adopted a new accounting standard included in ASC 805, “Business Combinations,” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. The adoption of this standard will have an impact on the Company’s accounting for any future business combinations.

Consolidation—The Company adopted a new accounting standard included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.   The new standard would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

Derivative Instruments and Hedging Activities—The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging,” requiring entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under U.S. GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with this standard.
The Company adopted a new accounting standard included in ASC 815-40, “Contracts in Entity’s Own Equity,” which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation of the instrument’s contingent exercise and settlement provisions.  See Note 6 for the impact of the adoption of ASC 815-40 on the Company’s consolidated financial position and results of operations.

Intangibles —The Company adopted a new accounting standard relating to intangibles and business combinations included in ASC 350, “Intangibles — Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.

This standard is effective prospectively for intangible assets acquired or received after January 1, 2009.  The adoption of this standard did not impact the Company’s consolidated financial position and results of operations.

Subsequent Events—The Company adopted a new accounting standard included in ASC 855, “Subsequent Events,” which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated.

Accounting Standards Updates—In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99.”  This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This ASU corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on the Company’s condensed consolidated financial statements.
In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments to Section 260-10-S99.” This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – STOCK-BASED COMPENSATION

Stock-Based Compensation The Company uses the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation,” using the modified prospective method.  Consequently, for the nine months ended September 30, 2009 and 2008, the Company’s condensed statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $1,766,292 and zero respectively.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB110 for “plain vanilla options.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	September 30,
	2009	2008
Risk free interest rate	2.90%	-
Expected term (years)	6.19	-
Expected volatility (based on peer companies)	171%	-
Expected dividend yield	-	-

A summary of the option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2009	-	-
Granted	27,000,000	.19	6
Cancelled	-	-
Exercised	-	-
Options outstanding at September 30, 2009	27,000,000	.19	6
Options exercisable at September 30, 2009	6,125,000	.20	6

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $5,130,000 and $0 respectively.  There have been no options exercised during the nine months ended September 30, 2009.  The remaining unvested options of 20,875,000 vest over an average contractual term of 6.19 years.

Non-Employee Stock-Based Compensation The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718, which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.  Non-employee stock-based compensation charges are amortized generally over the vesting period.

NOTE 5 – EQUITY TRANSACTIONS

Private Placements—During the nine months ended September 30, 2009, the Company sold 1,005,000 shares of Common Stock in private placements resulting in net proceeds totaling $502,500.

On July 22, 2009 the Company entered in to an exclusive investment banking agreement (the “Banking Agreement”) which included the issuance of 2,000,000 shares of common stock and 28,000,000 warrants.  The Banking Agreement also provides for a cash fee as well as the issuance of warrants based on amounts actually raised for the Company.  At September 30, 2009 the shares of common stock valued at $640,000 were recorded as well as $8,486,388 as additional paid in capital associated with the warrant to purchase 28,000,000 shares of common stock.  On November 13, 2009, the Banking Agreement was modified to be non-exclusive.  As part of the amendment, the original warrant to purchase 28,000,000 shares of the Company’s common stock was reduced to purchase 8,000,000 shares of the Company’s common stock.

On September 18, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company agreed to sell up to an aggregate of 10,000,000 shares of common stock and issue a warrant to purchase up to 5,000,000 shares of common stock for an aggregate purchase price of $5,000,000. The initial closing under this securities purchase agreement was held concurrently with closing, pursuant to which the Company agreed to issue 3,000,000 shares of common stock together with a warrant to purchase 1,500,000 shares of common stock for the aggregate purchase price of $1,300,000 which is net of $200,000 of closing related costs.  At September 18, 2009 the amount of $1,300,000 was received and as of September 30, 2009 the net amount is included in the balance sheet as accrued stock issuance payable.   On September 18, 2009, the warrant was also recorded at a fair value of $1,045,872 as a derivative liability (see Note 6).   There are no assurances that the remainder of the proceeds called for under this securities purchase agreement will be received.  Under the Banking Agreement described above, the Company’s investment banker earned compensation for this transaction in the form of a warrant to purchase 500,000 shares of common stock at $.33 per share, valued using Black-Scholes at $337,485.  The warrant was accrued as stock compensation and additional paid in capital as of September 30, 2009.

During September 2009, the Company negotiated a securities purchase agreement whereby the investors agreed to invest $4 million and $1 million, respectively, and the Company received $1,750,000 in anticipation of closing.   The agreement was never executed.  On November 6, 2009, the Company entered into a subscription agreement with the investor for the purchase of 5,250,525 shares of the Company's Common Stock in exchange for $1,750,000 which was previously paid to the Company. As of September 30, 2009, the Company recorded the transaction as shares payable in the equity section of the financial statements.   Under the Banking Agreement described above, the Company’s investment banker earned compensation for this transaction in the form of a warrant to purchase 583,392 shares of common stock at $.33 per share, valued using Black-Scholes at $216,439. The warrants were accrued as stock compensation and additional paid in capital as of September 30, 2009.

On November 3, 2009, the Company settled a claim with a consultant and issued 16,000,000 shares of the Company’s common stock.  This claim was disputed but accrued for as of September 30, 2009.  The accompanying financial statements include $5,120,000 in shares payable and general and administrative expense, which reflects the entire obligation associated with this claim.

Issuance of Shares for Services—During the nine months ended September 30, 2009, the Company issued 36,800,000 shares of common stock for various services that vest ratably over the period of the service.  Compensation expense is recorded as the instruments vest and the Company recorded an expense of $11,914,750 associated with these issuances of common stock based on the fair market value determined at the time of the individual issuances.    The unvested compensation expense that will be recorded in future periods is $5,727,500.

NOTE 6 - DERIVATIVE LIABILITY

Under ASC 815-40, "Contracts in Entity's Own Equity", instruments which do not have fixed settlement provisions are deemed to be derivative instruments.   The warrants issued with the Company’ September 18, 2009 common stock financing, do not have fixed settlement provisions because their exercise price may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized as a derivative instrument. ASC 815-40 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2009	September 18, 2009

Risk-free interest rate	2.49%	2.49%
Expected volatility	171%	171%
Expected life (in years)	4.9	5
Expected dividend yield	-	-

Number of warrants	1,500,000	1,500,000

Fair value	$1,105,753	$1,045,872

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the historical volatility of similar entities whose share prices are publicly available.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The fair value of this warrant liability was $1,105,753 at September 30, 2009. The $59,881 change in fair value is reported in Company’s condensed statement of operations as a loss on derivative financial instruments. The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the condensed statement of operations as a gain or loss on derivative financial instrument.

Fair Value Measurement

ASC 820, "Fair Value and Disclosures," establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total carrying value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,105,753	$-	$-	$1,105,753

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the nine months ended September 30, 2009.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective April 9, 2009, the Company entered into an Agreement for the assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd (“MARA”).  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA in exchange for 25 million shares of common stock of the Company.  Prior to the closing of this transaction MARA was deemed to be an “affiliate”, as Carl Freer (“Freer”), co-founder of the Company and the then sole owner of MARA owned, directly and indirectly, approximately 21% of the Company’s outstanding common stock.  Subsequent to this transaction, Freer beneficially owned approximately 37.5% of the Company’s outstanding common stock. Since MARA is under common control with the Company (due to the common ownership by Freer), the Company recorded the acquisition of the eight patent applications at MARA’s carrying value of $0, and the difference between the fair market value of the common stock issued to MARA and the carrying value of the patent applications received was recorded as deemed dividend to MARA.  Through his role as co-founder and one of the single largest Company shareholders, Freer is considered to have management control in accordance with ASC 850, “Related Party Disclosures.”

On July 17 2009, the Company agreed to issue Freer 10,000,000 shares of Series A preferred stock with each such share having twenty votes on all matters brought to a shareholder vote.  The issuance of Series A preferred stock is subject to Board approval and the authorization of a sufficient number of shares of Series A preferred.

On August 19, 2009 the Company and Freer executed a twelve month agreement which limits Freer’s rights to vote shares of the Company’s Common Stock that he owns during this twelve month period to a level of 17% of the total votes cast on any matter brought to Company shareholders for a vote.  On October 16, 2009, Freer created a limited liability company controlled by three individuals including Freer’s daughter.  All shares of Company Common Stock owned by Freer were transferred to this limited liability company.  Concurrent with the creation of this limited liability company, the August 19, 2009 agreement which limited Freer's right to vote shares was terminated.

On November 2, 2009, Freer was appointed President and a member of the Board.

On August 29, 2008, a $15,000 loan from the Company’s then sole director was forgiven without interest or penalty. This forgiven loan was charged to additional paid-in capital.

During 2008, Freer paid $2,025 of the Company’s expenses. On December 31, 2008, this amount was forgiven and charged to additional paid-in capital.

 On August 24, 2009, the Company entered into revolving promissory note (“Promissory Note”) with a lender whose owners include an employee of the Company.  Under the terms of the Promissory Note the maximum available advance shall not exceed $5 million, interest with an annual rate of 10% payable on demand.  As of September 30, 2009, the Company had received advances under the Promissory Note totaling $1,299,849 and repaid $434,807.  Subsequent to September 30, 2009, the Company received an additional $42,180 and repaid an additional $200,000.   As of November 19, 2009, the amount due under this facility totaled $716,912.

NOTE 8 – LEGAL PROCEEDINGS

From time to time, the Company is involved in routine litigation incidental to the normal course of business.  While it is not feasible to predict or determine the final outcome of any known claims, the Company believes the resolution of any of these types of matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

On October 21, 2009, the Company executed a mutual general release agreement to cancel a consulting agreement dated February 17, 2009.  As part of this release, the Company will be returned 4,500,000 of the 6,000,000 common shares originally issued as stock compensation on March 4, 2009.

On November 5, 2009, the Company settled a claim with a consultant and in exchange agreed to issue 4,000,000 shares of common stock, which as of the filing date have not been issued.  This claim was disputed but accrued for as of September 30, 2009.  The accompanying financial statements include $1,480,000 in accrued stock compensation and general and administrative expense which reflects the entire obligation associated with this claim.

On November 13, 2009 the Company created a new wholly-owned subsidiary, GetFugu Research, Inc. and entered in to a merger agreement with IKDATA DE, Inc. (“IKDATA”) and its sole stockholder, Ivan Kozhuharov, our Chief Software Architect, pursuant to which the Company acquired IKDATA and its intellectual property in exchange for an agreement to issue Mr. Kozhuharov five million shares of the Company's common stock immediately and an additional five million shares in March 2010.  Mr. Kozhuharov also entered in to an employee agreement and a six month non-competition agreement.

A meeting of the Board of Directors (the “Board”) of the Company was held on October 19, 2009.  At this meeting, the Board approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of Common Stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of Common Stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the SEC of a written consent statement.

A meeting of the Board of the Company was held on November 2, 2009.  At this meeting, the Board approved (i) the appointment of five new directors (ii) board compensation of $15,000 per month for the chairman and $10,000 a month for board members, and (iii) granted 2,000,000 options to each of the new directors at the fair value on the grant date of $.37 per share and of which 333,333 options vest in six months and the remainder vests over a period of 3 years.  The fair value of the 10,000,000 options using Black-Scholes of $3,574,280 will be amortized over the 3 years.

A meeting of the Board of the Company was held on November 13, 2009.  At this meeting, the Board approved 5,400,000 options to its chief operating officer at $.40 per share of which 2,000,000 options vest on January 10, 2010 and the remainder vests over a period of 20 months. The fair value of the 5,400,000 options using Black-Scholes of $1,898,685 will be amortized over the 22 month term of the contract.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Form 10-Q, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

4.
Get it (Hot-Spotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in a video simply by touching it on the screen. This function is currently limited to touch-screen phones and selected Blackberry models.

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga ( sole director, former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of the our common stock (this number, and all other share amounts presented, is post 12 for 1 forward split which was effectuated on February 11, 2009), or approximately 48.07% of our then issued and outstanding shares of common stock from Mr. Lizarraga.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, we were a development stage company in an unrelated industry.  Through March 14, 2007, our activities had been limited to its formation, business planning and raising capital.  Since August 29, 2008, we have been developing next generation mobile search tools.

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

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd (“MARA”).  Pursuant to the Assignment Agreement we acquired eight patent applications (the “Patent Applications”) from MARA in exchange for 25 million shares of common stock of the Company.  Prior to the closing of this transaction MARA was deemed to be an “affiliate”, as Carl Freer (“Freer”), co-founder of the Company and sole owner of MARA owned, approximately 21% percent of the Company’s outstanding common stock.  Subsequent to this transaction, Freer beneficially owned approximately 37.5% of the Company’s outstanding common stock.  As of September 30, 2009, Freer beneficially owned approximately 5% of the Company’s outstanding commons stock.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Our significant accounting policies are described in the notes to our annual financial statements included in Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

There are no revenues for the three months ended September 30, 2009 and 2008.

Research and development expenses were $807,054 for the three months ended September 30, 2009 and $0 in 2008.  The increase in expense is directly related to the development of software and cost to support our products under development.  During 2009, research and development consisted of $483,916 in employee compensation, $50,319 for porting and information technology support costs, and $272,819 for third party consultants.

General and administrative (“G&A”) expenses were $21,094,462 for the three months ended September 30, 2009 and $4,806 in 2008.  The increase in expense is directly related to the establishment of corporate offices, hiring of employees and consultants, expenses associated with the raising of capital, and marketing expense in anticipation of our product launch.   In 2009, G&A consisted of $2,182,057 in employee compensation, $17,390,513 in professional services and consulting, $268,000 in board fees, $783,620 in sales and marketing expenses, $307,070 in travel and entertainment, and $163,202 in overhead and corporate cost.  In 2008, G&A consisted solely of professional fees associated with compliance costs.

During the three months ended September 30, 2009, G&A expenses consisted primarily of stock-based compensation, which amounted to $18,734,175, for the issuance of shares, options and warrants to employees, board members and various consultants.   This consisted of $1,502,612 in stock-based compensation to employees, $281,250 in stock-based compensation to the CEO, and $195,000 in stock-based compensation to the chairman of the board.  Stock-based compensation associated with consulting and professional services amounted to $16,755,313, of which the Company recorded $9,040,313 and $640,000 in warrants and common stock, respectively, to its investment banker, $5,120,000 in stock for a contract settlement, $1,480,000 in stock for finders’ fees and commissions, $175,000 in stock for consultants assisting in investor relations, $175,000 in stock for financial consultations and $125,000 in stock for consulting services relating to mobile content.  There was no stock-based compensation in the 2008 comparable period.

Other income and expenses were $75,882 for the three months ended September 30, 2009 and $15,000 in income in 2008.  During the three months ended September 30, 2009, other expenses consisted of interest expense of $16,001, a marked to market adjustment of $59,881 related to the loss in fair value of the derivative financial instrument (see Financial Statement Note 6).  No adjustment to the derivative financial instrument was required in 2008 in accordance with ASC 815-40.  In 2008, other income consisted solely of a gain on forgiveness of debt from a shareholder.

Results of Operations for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

There are no revenues for the nine months ended September 30, 2009 and 2008.

Research and development expenses were $1,422,679 for the nine months ended September 30, 2009, and $0 in 2008.  The increase in expense is directly related to the development of software and cost to support our products platform.  During 2009, research and development consisted of $641,637 in employee compensation, $263,680 in stock option employee compensation, $220,022 for porting and information technology support costs, and $297,340 for third party consultants.

General and administrative (“G&A”) expenses were $33,773,185 for the nine months ended September 30, 2009 and $17,808 in 2008.   The increase in expense is directly related to the establishment of corporate offices, hiring of employees and consultants, expenses associated with the raising of capital, and marketing expense in anticipation of our product launch.  G&A expenses included $3,081,210 in employee compensation, $27,144,624 in professional services and consulting, $2,003,000 in board fees, $828,442 in sales and marketing, $436,482 in travel and entertainment and $279,427 in overhead and corporate cost.  In 2008, SG&A consisted solely of professional fees associated with compliance costs.

During the nine months ended September 30, 2009, G&A expenses consisted primarily of stock-based compensation, which amounted to $30,206,008, for the issuance of shares, options and warrants to employees, board members and various consultants.   This consisted of $1,502,612 in stock-based compensation to employees, $1,062,500 in stock-based compensation to the CEO, and $1,885,000 in stock-based compensation to the chairman of the board.  Stock-based compensation associated with consulting and professional services amounted to $25,755,896, of which the Company recorded $9,040,313 and $3,640,000 in warrants and common stock, respectively, to its investment bankers, $5,120,000 in stock for a contract settlement, $1,636,000 in stock for finders’ fees and commissions, $2,050,000 in stock for consultants assisting in investor relations, $936,250 in stock for financial consultations and $3,333,333 in stock for consulting services relating to mobile content.  There was no stock-based compensation in the 2008 comparable period.

Other income and expenses were $76,207 for the nine months ended September 30, 2009 and $15,000 in income in 2008.  During the nine months ended September 30, 2009, other expenses consisted of interest expense of $16,326, a marked to market adjustment of $59,881 related to the loss in fair value of the derivative financial instrument (see Financial Statement Note 6).  No adjustment to the derivative financial instrument was required in 2008 in accordance with ASC 815-40.  In 2008, other income consisted solely of a gain on forgiveness of debt from a shareholder.

Liquidity and Capital Resources

 Net cash used in operating activities totaled $3,286,809 and $2,808 for the nine months ended September 30, 2009 and 2008, respectively.  The net loss for the nine months ended September 30, 2009 and 2008 totaled $35,272,071 and $2,808, respectively.  Adjustments during the nine months ended September 30, 2009, which reconcile net loss to net cash used in operating activities, included stock based compensation related to stock based compensation expense of $27,841,355 and an accrual for future issuances of equity instruments for services of $2,628,333.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 totaled $239,126 and $0, respectively all of which was associated with the purchase of property and equipment.

Net cash provided by financing activities totaled $4,207,542 and $0 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we raised cash proceeds totaling $1,300,000 (net of $200,000 of legal and other costs) through a private placement.  The proceeds were recorded as accrued stock issuance payable, as the shares have not been issued as of the filing date.  We also raised $1,540,000 (net of $210,000 of costs) through another private placement in which the proceeds were recorded as shares subscribed as of September 30, 2009.  The shares were issued on November 5, 2009.  During the nine months ended September 30, 2009, we sold an aggregate of 1,005,000 shares of common stock and received gross proceeds of $502,500.  During the nine months ended September 30, 2009, we also received $1,299,849 as proceeds from a related party and repaid $434,807.

We incurred losses from operations of $35,272,071 for the nine months ending September 30, 2009 and had an accumulated deficit of $35,320,321 as of September 30, 2009.   We had cash totaling $681,607 as of September 30, 2009.  As a result of our liquidity position, we have delayed payment of accounts payable and accrued expenses.  Unless we obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.  There can be no assurance that we will be able to secure sufficient financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Doubt About Our Ability To Continue As Going Concern

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of September 30, 2009 and the date of filing this report, these conditions raised substantial doubt as to our ability to continue as a going concern.

We will need to immediately raise additional capital in order to avoid curtailing or substantially reducing operations.
As of the filing of this report, we have extremely limited cash availability of less than $50,000.  We incur expenses in the range of approximately $500,000 to $600,000 per month. We expect to incur operating losses and negative cash flows until after we generate significant revenue from the successful consumer launch of our application. Our ability to execute on our business plan is dependent upon our ability to fund operations, develop and market our products, and, ultimately, to generate revenue.

There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue, or to raise necessary short and long-term additional capital on terms acceptable to us, or at all, or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4T.   CONTROLS AND PROCEDURES

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and whether there has been any change in our controls and procedures as of the end of the quarter covered by this Report.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Due to the small size of the operations, we have limited personnel and therefore segregation of duties is limited.  As our operations expand, additional personnel will be employed and respective controls and procedures will be enhanced.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Form 10-Q.

PART II – OTHER INFORMATION

Item 5. Other Information

Donald A. Kurz was appointed to our board of directors on November 2, 2009.  Mr. Kurz, age 54, has over 25 years experience in strategy, finance, marketing and public company leadership. Mr. Kurz serves as CEO of Artemis Capital Partners, LLC, an innovative hedge fund he co-founded in 2006. He founded management consulting firm Insight Creative Solutions Inc. in 2005. From 1990 to April 2005, Mr. Kurz was employed by EMAK Worldwide, Inc. (formerly Equity Marketing), a NASDAQ company providing Fortune 1000 clients with integrated marketing solutions, where he served as Chairman, President and CEO for his last six years. Mr. Kurz spent a decade as a management consultant with Coopers and Lybrand (now PriceWaterhouseCoopers), Cresap McCormick and Paget/Towers Perrin, where he was elected a Senior Partner and managed the New York office. He sits on the Finance Committee of the Board of Trustees of The Johns Hopkins University, and has served as adjunct professor or guest lecturer at Johns Hopkins, Columbia University, Andersen School of Management at UCLA and the Young Presidents Organization. Mr. Kurz received a Bachelor of Arts from the Johns Hopkins University and a Master of Business Administration from Columbia University Graduate School of Business.

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

(c) Other Exhibits

None

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ BERNARD STOLAR

Principal Executive Officer and Principal Financial Officer

Date: November 23, 2009

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer, and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Principal Executive Officer, and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.