Form 10-Q/A
period 2009-09-30
GetFugu, Inc.
filed 2009-12-04
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

Registrant’s phone number, including area code: 424 354-4800

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

Explanatory Note

Exhibit 31, Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, was inadvertently omitted from the quarterly report on Form 10-Q for quarterly period ending September 30, 2009, filed on November 23, 2009 (“Original Filing”).  Item 6 of Part II of the Original Filing is amended by this Amendment to Form 10-Q/A solely to include Exhibit 31.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(a) Exhibit 31. Certificates required by Rule 13a-14(a) or Rule 15d-14(a)
31.1 and 31.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-Q/A does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not update the disclosures contained therein to reflect events that occurred at a later date.  The information in this Form 10-Q/A has been amended to reflect the inclusion of Exhibit 31 and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, and the Original Filing.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2009
/s/ BERNARD STOLAR
Principal Executive Officer and Principal Financial Officer