Form 10-K
period 2009-12-31
GetFugu, Inc.
filed 2010-04-16
CIK 1398667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _________ _

Commission file number 333-143845

GETFUGU, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8560 West Sunset Blvd
Suite 700
Los Angeles, CA  90060
(Address of principal executive offices, including zip code.)

424-354-2464
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☒ No

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates was $209,740,474 based on approximately 191 shares and the last sale price was $0.023 for the common stock on April 14, 2010. The company had a total of 482,927,956 shares outstanding as of April 15, 2010.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

• Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;

• Our ability to capitalize on our business strategy

• Our ability to take advantage of opportunities for revenue development;

• Increasing competition in the mobile search engine industry with competitors with significantly more ability to acquire capital;

• Rapidly evolving and changing competitive and industry conditions; and

• The impact of general economic recession and other market and economic challenges on our business.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors.” Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

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

 We currently have four products.

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
3.
Find It (GRL): “Location recognition” For local content, GetFugu is designed to work with the Global Positioning Systems of today’s mobile phones. The application will return content, based on the proximity to the user. A keyword of “pizza” will return the closest pizza parlors.  Local businesses can pay for voice-activated key words to position themselves at the top of the search list within specified postal codes.

4.
Get it (Hotspotting): GetFugu provides advertisers with a way to monetize their marketing efforts through a mobile ecommerce tool called Hot-Spotting, which enables the consumer to purchase or retrieve information on any item featured in the video simply by touching it on the screen. This function is currently limited to touch-screen phones and select Blackberry models.

Background

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

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company in an unrelated industry.  Through March 14, 2007, the Company’s activities had been limited to its formation, business planning and raising capital, and since August 29, 2008 has been involved in the development of next generation mobile search tools.

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

On October 19, 2009, the Company’s Board of Directors approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of Common Stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of Common Stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  As of April 15, 2010, the Company had not formally adopted the Incentive Compensation Plan.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the Securities and Exchange Commission (“SEC”) of a written consent statement.  As of April 15, 2010 the Company has not filed its amended articles of incorporation with the appropriate regulatory bodies.

Introduction

Since April 9, 2009, we have developed mobile-based technology applications that allow any camera-equipped mobile phone from any mobile phone carrier to access information from advertisers and/or marketers by downloading the information (“content”) by simply clicking on the logo of a company.  Clicking on the logo allows the individual to bypass traditional search engines such as Google, Yahoo or MSN to retrieve the content they seek.

Market Analysis

With over 4 billion handheld devices in the world, mobile phones outnumber PCs nearly 4-to-1. We believe mobile phones provide an attractive advertising platform. Currently, advertising to mobile phone customers (“MPC”) has been limited because there is no industry standard for retrieving the content they seek.   When a MPC wishes to retrieve content they have to use traditional methods via search engines like Google or Yahoo to receive the information they seek.  We seek to improve the way MPC search for content by using the technology applications we have developed.

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

Current Mobile Phone Market

It is estimated that currently over 90% of all cell phones contain a camera.  The Company believes that the mobile phone sector will be the next large-scale arena for advertising campaigns. In addition, the number of cell phones that contain a Global Positioning System (“GPS”) is increasing. It is estimated that 60% of new cell phones contain a GPS unit.  Currently, the majority of cellular phones have a microphone.  We believe it is possible to leverage these core components of the mobile phone to provide new advertising paths for businesses while reaching a large target audience.

Simplifying the Mobile Search Process

For technology to be widely accepted it must be simple, otherwise, both consumers and advertisers can be lost in a sea of complexity. In our implementation, we present a comprehensive, unified interface that allows end users to perform queries based on visual, auditory and location-based information. While running the application, the user can speak a command, capture an image, or use their location, and receive a wealth of information about specific products or nearby vendors. The end goal is the same: to find out more about a product or company.  The technology must be simple for advertisers as well. In our implementation, an advertiser simply uploads their logo for ARL, types in a keyword for VRL, and uses standard postal codes for geographic designation of the territory to be covered. Once they have entered this information into the system, it becomes active for all end users.

Competitive Analysis

With the rapid deployment of internet-based smart phones, we believe we will have the ability to introduce our technology applications to the mobile communication world with little to no impediments.  We believe the market “timing” for the launch of our mobile technology platform is excellent, as it is being introduced at a time when advertising in the mobile phone marketplace is in its infancy.

Competition

We could face substantial competition from companies such as Google, Apple, Yahoo and Microsoft if they were to develop similar technologies and enter the wireless mobile phone sector.  The field of mobile augmented reality is a new one. While there is not a dominant threat, there are several smaller competitors such as SnapTell, Total Immersion and even Google (via their Google Goggles mobile search application).

Revenue Model

           Our revenue model is monthly subscription based, charging as little as $9.99/mo for small businesses, and $99/mo for companies with ten or more employees. This fee is based on a single log or keyword and includes a single ARL/VRL/GRL for an unlimited amount of traffic. We believe that Fortune 500 companies that use multiple forms of advertising will purchase multiple logos to track their ads.  Hotspotting involves revenue sharing with the advertiser on a transaction basis.  We believe the market potential for these applications is global and includes both national and local advertisers in each area.  These advertisers have an estimated 400 million logos worldwide. Each of these is a potential advertiser.

Employees

As of December 31, 2009, we had 33 full time employees.

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

We began our sales efforts in late March 2010 and as of April 15, 2010, have recorded no revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.   We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.

We expect to generate revenues from product sales or the license of our technology, but can provide no assurances as to our success in generating revenue.

If we fail to raise additional capital or receive substantial cash inflows from additional investors, our business objectives could be compromised.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended December 31, 2009, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial doubt as to our ability to continue as a going concern.

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

Risks related to our business

Going Concern

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended December 31, 2009, we received a report from our independent registered public accounting firm that includes an explanatory paragraph describing the substantial doubt as to our ability to continue as a going concern.

To this point, we have been in product development and our success is uncertain.

We are a development stage company and are subject to the risks associated with a development stage company. Subsequent to December 31, 2009, we have determined that our initial products and services are in a final completion stage. We may fail to fully develop products or services, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We have a limited operating history and we may not be able to successfully develop our business.

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate.  Our success is dependent upon the successful financing and development of our business plan.  No assurance of success is offered.  Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business, and marketing and developing products.  These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation.  The failure to meet any of these conditions would have a materially adverse effect and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

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

Subsequent to December 31, 2009, we have entered into various strategic sales alliances with third parties to market our products and services we develop. We do not know if these relationships will result in revenues sufficient to support our business model.

Our software products and services are subject to the risk of failure inherent in products or services based on new and unproven technologies.

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

The development, testing, marketing, sale and use of software runs a risk that product liability claims may be asserted against us if it is believed that the use or testing of our products and services have caused adverse technology problems to existing systems. We cannot make assurances that claims, suits, or complaints relating to the use of our technology will not be asserted against us in the future. If a product liability claim asserted against us was successful, we may be required to limit commercialization of our technology. Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

We do not hold any patents on our technology and it may be difficult to protect our technology.

We do not have any patents issued, but we do have patents pending.  We do have development work or source code which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We seek to protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we plan to do business or where our software will be sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

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

 Raising equity may result in a risk of potential significant shareholder dilution.

From our inception we have not yet received any sales revenue.  Accordingly, working capital has been obtained through debt and equity financing activities.  Our share price has proven to be very volatile and the shares issued carry restrictive legends.  As a result, all equity-based transactions have been at significant discounts to the quoted share price.  The combination of the share volatility and restricted transferability could result in a significant number of shares issued to fund our operations.  This potential significant issuance of shares could result in a significant dilution to the shareholders.

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

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock, and may impair our ability to acquire other companies by using common stock as consideration, or to recruit and retain managers with equity-based incentive plans

Our stock price may be highly volatile, because of several factors, including a limited public float.

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

As of April 15, 2010, our directors, officers, principal stockholders and their affiliates beneficially own approximately 23.8% of our outstanding capital stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.  (See “Principal Stockholders.”)

Our common stock is “a penny stock” and is subject to special regulations promulgated by the SEC.

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore we are a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares.

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

If we fail to establish or maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.           PROPERTIES

We currently maintain an office address at 8560 West Sunset Blvd, Suite 700, Los Angeles, California.  We pay approximately $18,000 per month for rent and other related fees for the use of this office. We own no physical properties, plants or real estate.

ITEM 3.           LEGAL PROCEEDINGS

A lawsuit was filed on November 25, 2009 against the Company, numerous former and current Company officers and directors, and other individuals and entities. Plaintiffs have made no direct claims against the Company, but have instead named it as a “nominal” defendant, and have alleged “derivative” causes of action on its behalf.   The Plaintiffs appear at present to only claim damages of approximately $26,000,000 resulting from loans they made to previous companies, which Carl Freer, the President of the Company, allegedly personally guaranteed.  The Company’s counsel is preparing a motion to dismiss. The Company and those officers and directors deny plaintiffs’ allegations, and plan to vigorously defend the action.  Accordingly, the Company has no liability accrued as it relates to this matter.

By letter dated February 24, 2010, fourteen former employees of a separate company made a demand for $430,000 in unpaid wages against that company, and threatened to file suit against the Company, on the ground that the separate company was merely an instrumentality of GetFugu, Inc. To the Company’s knowledge, no claim has been filed to date and the Company believes the demand is not an obligation of the Company.  Accordingly, as of December 31, 2009, the Company has no liability accrued as it relates to this matter.

On April 1, 2010, Hutton International Investments, Ltd (“Hutton”) filed a suit claiming that it suffered damages as a result of the Company's breach of a securities purchase agreement with the Company. The parties stipulated to settle the claim in exchange for issuance to Hutton of 40,000,000 shares of the Company’s common stock, subject to adjustment and the Court’s approval of the settlement under Section 3(a)(10). The court approved the settlement and dismissed the action on April 6, 2010 at which time 40,000,000 shares of the Company’s common stock were issued to Hutton. The Company recorded a charge of approximately $1,200,000 for the year ended December 31, 2009, based on the share price of the Company’s stock on the date of settlement.

A demand for arbitration filed on April 13, 2010, by six former employees and independent contractors, seeking unpaid wages and unspecified damages.  At December 31, 2009, the Company had accrued a liability for all such wages.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Reference is made to the Information Statement on Schedule 14C filed by the Company with the SEC on December 3, 2008.

PART II

ITEM 5.           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

 In conjunction with an Amendment to our Articles of Incorporation, which changed the name of the Company to GetFugu, Inc., effective March 25, 2009, the Company’s trading symbol on the Over The Counter Bulletin Board is “GFGU.”  From February 22, 2009 through March 25, 2009, the Company’s trading symbol was “MDEO”, and prior to then the symbol was “MDRQ”.

           As of April 15, 2010, we had 252,927,956 shares of $0.001 par value common stock issued and outstanding.  Of the  252,922,956 shares of common stock outstanding as of April 15 2010,  16,913,474 shares are owned by our officers and directors.

           The stock transfer agent for our securities is Empire Stock Transfer, Inc.

Equity Compensation Plans

           We do not have a qualified stock option plan.  We have issued non-qualified stock options to various employees, officers, and directors.

Holders

           As of April 15, 2010, there were 192 holders of record of our common stock.

Other

Effective March 24, 2010, we entered into an Agreement and Plan of Merger with each of Mobile Search Technologies, Inc. and Cellular Software Corporation, pursuant to which we acquired both companies as our wholly-owned subsidiaries in exchange for 100 million shares of our common stock each. Mobile Search Technologies was wholly-owned by Oscar Holdings, LLC, which is beneficially owned by our President, Carl Freer. The primary assets of each company are intellectual property rights relating to next generation mobile search technology. Each of the principals also executed our standard form Confidentially and Intellectual Property/Invention Assignment Agreement, a copy of which is attached as Exhibit 10.1. Copies of the merger agreements are attached hereto as Exhibits 10.2 and 10.3.

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

We currently have four products.

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
Background

We were incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (the then sole director, and our former President, Chief Executive Officer, and Chief Financial Officer), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of our common stock (this number and all other share and per share amounts are post the 12 for 1 forward split which was effectuated on February 11, 2009), or approximately 48.07% of our then issued and outstanding shares of common stock, from Mr. Lizarraga. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mike Lizarraga tendered his resignation as the sole director, which resignation was effective October 9, 2008.

Prior to the closing of the transactions referenced in the Stock Purchase Agreement, the Company was a development stage company that intended to open and operate children’s themed restaurants in Mexico.  Through that date, the Company’s activities had been limited to its formation, business plan, and raising capital.  Since that date, the Company has been involved with developing next generation mobile search tools.

 On January 23, 2009, we amended our Articles of Incorporation to increase the number of authorized common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, we conducted a forward split of our Common Stock whereby every one issued and outstanding share of Common Stock was automatically split into 12 shares of Common Stock.

Effective March 25, 2009, we amended our Articles of Incorporation to change our name to GetFugu, Inc.

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction, MARA Group Ltd. was deemed to be an “affiliate”, as it owned more than ten (10%) percent of our outstanding Common Stock.

On October 19, 2009, the Company’s Board of Directors approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of Common Stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of Common Stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  As of April 15, 2010, the Company had not formally adopted the Incentive Compensation Plan.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the Securities and Exchange Commission (“SEC”) of a written consent statement..  As of April 15, 2010 the Company has not filed its amended articles of incorporation with the appropriate regulatory bodies.

2009 Compared to 2008

Revenues

Revenues were zero for the years ended December 31, 2009 and 2008, respectively.

Cost of Sales

Cost of sales were zero for the years ended December 31, 2009 and 2008, respectively.

Operating Expenses

Operating expenses totaled $53,620,808 and $21,802 for the years ended December 31, 2009 and 2008, respectively.  The operating expenses in 2008 related to legal and other incorporating expenses.  The increase results from the Company beginning operations on March 14 2009.  Prior to March 14, 2009, the Company was categorized as a “shell” without any operations.  Following are the primary components of operating expenses:

Compensation and Related Benefits—Compensation and related benefits totaled $9,005,021 for the year ended December 31, 2009 of which $6,361,486 relates to employees and $2,643,535 relates to the Company’s Board of Directors. Included in the total expense for the year are $6,194,304 of non-cash expenses consisting of $2,024,479 associated with employee stock options, $1,816,790 associated with the issuance of the Company’s common stock to various employees, $273,035 associated with director stock options, and $2,080,000 associated with the issuance of the Company’s common stock to the Company’s directors.

Legal and Professional Fees—Legal and professional fees totaled $1,135,201 for the year ended December 31, 2009 representing $205,941 of accounting fees associated with the cost of the Company’s public company filing requirements, and $929,260 of legal fees associated with capital raising activities, contract development, litigation and other corporate purposes.

Marketing-Marketing expenses totaled $997,402 for the year ended December 31, 2009 primarily consisting of public relations related activities, development of the corporate website, media related activities, and development of the marketing campaign for the Company’s consumer launch.

Occupancy and Related Costs—Occupancy and related costs totaled $191,103 for the year ended December 31, 2009.  Rent expense of the Company’s office in San Francisco totaled $98,988 and the office in Los Angeles totaled $70,171.  The Company closed the San Francisco office in December 2009 as it had moved all operation to Los Angeles.

Research and Development— Research and development expense relates to the development of new products and processes including improvements to existing products. These costs are expensed as incurred and totaled $4,360,944 for the year ended December 31, 2009.  The Company recorded a charge of $4,000,000 for the year ended December 31, 2009, related to the agreement entered with IKDATA, Inc. and its sole stockholder and employed the former sole stockholder as its Chief Software Architect. Under the terms of the agreement the Company acquired intellectual property in exchange for 10,000,000 shares of the Company's common stock. The Company issued 5,000,000 shares at closing and will issue an additional 5,000,000 shares to the former shareholder in March 2010.  The Company evaluated the transaction and determined that the transaction was an asset acquisition of patent pending algorithms. The Company was unable to determine alternate future uses of the algorithms.

Travel and Entertainment—Travel and entertainment expenses totaled $666,134 for the year ended December 31, 2009.  The majority of such costs were travel, meals, and lodging related to financing activities and similar costs related to consultants traveling to work in the Company’s offices.

Consulting and Outside Services—Consulting and outside services totaled $36,822,286 for the year ended December 31, 2009.  Due to the liquidity issues related to a new venture, the Company utilized its common stock as a primary means of compensating consultants.  During 2009, the Company issued warrants to an investment banker resulting in non-cash expenses of $9,040,31 and the Company’s common stock to a variety of consultants resulting in non-cash expenses of $24,919,505.  In addition, the Company contracted with specialized developers and contractors on an as needed basis to assist in the development of the Company’s mobile search technology.

Office and Other Expenses—Office and other expenses totaled $425,505 for the year ended December 31, 2009.  These expenses included postage and delivery charges, telephone, Internet services, stock transfer agent fees, closing down and relocation of the San Francisco office to Los Angeles, insurance, and other miscellaneous office related expenses.

Depreciation—Depreciation expense for the year ended December 31, 2009, totaled $17,212.  The Company began depreciating computer and other fixed assets beginning the month following the quarter in which the assets were acquired.  The primary fixed assets as computers and related equipment which is being depreciated over 3 years on a straight-line basis.

Other Income (Expense)

Gain on Derivative Financial Instrument—The gain on derivative financial instrument totaled $816,237.  Financial instruments which do not have fixed settlement provisions are deemed to be derivative instruments.   The warrants issued with the Company’ September 18, 2009 common stock financing, do not have fixed settlement provisions because the exercise price may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized as a derivative instrument.

2008 Compared to 2007

Results from Operations

Revenues

Revenues were zero for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2008 and 2007, respectively.

Operating Expenses

Operating expenses were $21,802 and $26,448 for the years ended December 31, 2008 and 2007, respectively, representing legal and compliance related expenditures.

Liquidity and Capital Resources

Net cash used in operating activities was $5,212,043 and $19,927 in the years ended December 31, 2009 and 2008, respectively.

Net cash used in investing activities was $295,499 and zero in 2009 and 2008, respectively.

Net cash provided by financing activities was $5,508,042 and $17,025 in 2009 and 2008, respectively.

We have an accumulated deficit of $52,852,821 as of December 31, 2009.

The Company had cash of $500 at December 31, 2009.  Subsequent to December 31, 2009, the Company raised $554,500 though convertible debt and the sale of common shares.  The Company’s monthly cash burn approximates $200,000 and the Company is deferring payments to vendors, suppliers, employees, and contractors.

Going Concern

           We incurred a net loss of $52,804,571 and $21,802 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, our accumulated deficit amounted to $52,852,821. During the year ended December 31, 2009, net cash used in operating activities amounted to $5,212,043.  At December 31, 2009, our working capital deficit amounted to $6,883,066. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. We cannot provide any assurance that we will raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet it obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

Capital Expenditures

During the year ended December 31, 2009, the Company purchased property and equipment totaling $295,499 and reported depreciation expense for 2009 of $17,212.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

           As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 to the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GetFugu, Inc
(A Development Stage Company)
 (Formally Known as   Madero, Inc.)
December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GetFugu, Inc. and Subsidiary
(Formerly Known as Madero, Inc., A Development Stage Company)

We have audited the accompanying consolidated balance sheet of GetFugu, Inc. and Subsidiary (formerly known as Madero, Inc.) (a development stage company) as of December 31, 2009 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended, and the consolidated statements of operations and cashflows for the period from March 15, 2007 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GetFugu, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and the results of its operations and cash flows for the year then ended, and the consolidated statements of operations and cashflows for the period from March 15, 2007 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP

New York, New York
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GetFugu, Inc.
[Formerly Known as Madero, Inc., A Development Stage Company]

We have audited the accompanying balance sheet of GetFugu, Inc. [Formerly Known as Madero, Inc., A Development Stage Company] as of December 31, 2008, and the related statements of operations, changes in shareholders’ equity/[deficiency], and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board [United States]. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
April 14, 2009

GetFugu, Inc. and Subsidiary
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$500	$-
Advances to employees	30,000
Prepaid expenses and other current assets	61,769	-
Total current assets	92,269

Property and equipment, net	278,287	-

Total assets	$370,556	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,429,968	$1,625
Accrued payroll tax liabilities	932,267	-
Accrued expenses	759,590	-
Advances from related parties	865,542	-
Accrued stock compensation	458,333	-
Accrued stock issuance payable	2,000,000	-
Derivative liability	229,635	-
Short term notes payable	300,000	-
Total current liabilities	6,975,335	1,625

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value;
191,523,525 and 99,840,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	191,524	99,840
Additional paid-in capital	33,947,518	(53,215)

Shares issuable, net	12,109,000	-
Deficit accumulated during development stage	(52,852,821)	(48,250)
Total shareholders’ deficiency	(6,604,779)	(1,625)
Total liabilities and shareholders’ deficiency	$370,556	$-

The accompanying notes are an integral part of these consolidated financial statements.

GetFugu, Inc. and Subsidiary
 (A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Statements of Operations

	December 31, 2009	December 31, 2008	Inception (March 14, 2007) through December 31, 2009

Revenue	$-	$-	$-

Operating expenses
Compensation and related benefits	9,005,021	—	9,005,021
Legal and professional fees	1,135,201	—	1,135,201
Marketing	997,402	—	997,402
Occupancy related costs	191,103	—	191,103
Research and development	4,360,944	—	4,360,944
Travel and entertainment	666,134	—	666,134
Consulting and outside services	36,822,286	—	36,822,286
Office and other	425,505	21,802	490,780
Depreciation	17,212	—	17,212
Total operating expenses	53,620,808	21,802	53,686,083

Other income
Gain on derivative financial instrument	816,237	—	816,237
Forgiveness of debt	—	—	17,025
Net Loss	$(52,804,571)	$(21,802)	$(52,852,821)

Loss per share:

Basic and dilutive loss per share	$(0.37)	$(0.00)

Basic and diluted weighted average shares outstanding (1)	143,765,748	99,840,000

(1)
Weighted average shares outstanding for the year ended December 31, 2009, includes the underlying shares exercisable with respect to the issuance of a warrant to acquire 1,500,000 shares of Common Stock at $0.01 per share.  In accordance with Accounting Standard Codification (“ASC”) 260 “Earnings Per Share”, the Company has given effect to the issuance of this warrant in computing basic and diluted loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

GetFugu, Inc. and Subsidiary
 (A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Statements of Shareholders' Equity  (Deficiency)
For the Period March 14, 2007 (Date of Inception) to December 31, 2009

					Deficit
					Accumulated
	Common Stock		Additional		During	Shareholders'
	Shares	Amount	Paid-in Capital	Shares Issuable	Development Stage	Equity (Deficiency)

Balance as of March 14, 2007	-	-	-	-	-	-

Shares issued for cash March 14, 2007 (at $.0001)	48,000,000	$48,000	$(40,000)	$-	$-	$8,000
Shares issued for cash August 30, 2007 (at $.0001)	51,840,000	51,840	(30,240)	-	-	21,600
Net loss for the year ended December 31, 2007	-	-	-	-	(26,448)	(26,448)
Balance as of December 31, 2007	99,840,000	$99,840	$(70,240)	-	$(26,448)	$3,152
Conversion of related party debt August 1, 2008	-	-	15,000	-	-	15,000
Conversion of related party debt December 31, 2008	-	-	2,025	-	-	2,025
Net loss for the year ended December 31, 2008	-	-	-	-	(21,802)	(21,802)
Balance as of December 31, 2008	99,840,000	$99,840	$(53,215)	-	$(48,250)	$(1,625)
Shares issued for cash March 27, 2009 (at $.50)	5,000	5	2,495	-		2,500
Shares issued for cash March 30, 2009 (at $.50)	100,000	100	49,900	-	-	50,000
Shares issued for consulting services January 6, 2009 (at $.005)	2,000,000	2,000	8,000	-	-	10,000
Shares issued for consulting services January 21, 2009 (at $.005)	250,000	250	1,000	-	-	1,250
Shares issued for consulting services March 4, 2009 (at $.50)	14,500,000	14,500	7,235,500	-	-	7,250,000
Shares issued for consulting services March 18, 2009 (at $.50)	1,250,000	1,250	623,750	-	-	625,000
Shares issued for cash April 3, 2009 (at $.50)	800,000	800	399,200	-	-	400,000
Shares issued for services April 4, 2009 (at $.50)	10,000,000	10,000	1,333,750	-	-	1,343,750
Shares issued for patent applications April 9, 2009 (at $.50) (1)	25,000,000	25,000	(25,000)	-	-	-
Shares issued for cash April 13, 2009 (at $.50)	100,000	100	49,900	-	-	50,000
Shares issued for consulting services May 12, 2009 (at $.52)	1,800,000	1,800	904,200	-	-	906,000
Shares issued for services May 12, 2009 (at $.52)	6,000,000	6,000	2,074,000			2,080,000
Options granted for services July 17, 2009 (23,000,000 at $.27)	-	-	2,024,480	-	-	2,024,480
Warrants granted for services July 22, 2009 (8,000,000 at $.32)	-	-	8,486,388	-	-	8,486,388
Shares issued for consulting services August 15, 2009 (at $.70)	1,000,000	1,000	524,000	-	-	525,000

Warrants granted for consulting services to private placement agent September 18, 2009 (500,000 at $.33)			337,485			337,485
Warrants granted for consulting services to private placement agent September 18, 2009 (583,392 at $.33)			216,439			216,439
Shares payable for cash, net September 18, 2009 (5,250,525vat $.50),	-	-	-	1,540,000	-	1,540,000
Shares payable for consulting services November 5, 2009 (16,000,000 at .32)	-	-	-	5,120,000	-	5,120,000
Shares payable for investment banking services October 1, 2009 (40,00,000 at $.62)				1,200,000		1,200,000
Options granted for consulting services November 2, 2009 (5,400,000 at $.37)			608,922			608,922
Options granted to board of directors for services November 2, 2009 (10,000,000 at $.37)			273,035			273,035
Shares issued for payment of consulting services November 5, 2009 (at $.32)	16,000,000	16,000	5,104,000	(5,120,000)		-
Warrants and shares payable for cash September 18, 2009 (1,500,000 at $.01 and 3,000,000 at $.50, respectively)			(1,045,872)	1,300,000		254,128
Shares issued previously accrued September 18, 2009 (at $.50)	5,250,525	5,251	1,534,749	(1,540,000)		-
Shares issued for asset acquisition November 13, 2009 (at $.40)	5,000,000	5,000	1,995,000			2,000,000
Shares issued to employees for services December 11, 2009 (at $.18)	2,628,000	2,628	470,412			473,040
Shares issued with a note payable December 18, 2009 (50,000 at $.18)				9,000		9,000
Shares payable for cash December 8, 2009 (1,555,556 at $.225)				350,000		350,000
Shares payable for cash December 29, 2009 (5,333,333 at $.15)				650,000		650,000
Shares payable for consulting services November 5, 2009 ( 20,000,000 at $.12)				2,400,000		2,400,000
Share payable for consulting services October 1, 2009 (10,000,000 at $.62)				6,200,000		6,200,000
Capital contribution by shareholders for settlement of share based compensation obligation			815,000			815,000
Net loss for the year ended December 31, 2009					(52,804,571)	(52,804,571)
Balance as of December 31, 2009	191,523,525	$191,524	$33,947,519	$12,109,000	$(52,852,821)	$(6,604,779)

(1)	In consideration for the transfer of patents from MARA Group, Ltd., the Company recorded a deemed dividend of $12,500,000. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

GetFugu, Inc. and Subsidiary
 (A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Statements of Cash Flows

	December 31, 2009	December 31, 2008	Inception (March 14, 2007) through December 31, 2009
Cash flows from operating activities:
Net loss	$(52,804,571)	$(21,802)	$(52,852,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	42,089,789	-	42,089,789
Accrued stock based compensation for future issuance of equity instruments for services	458,333	-	458,333
Acquisition of in-process research of development	2,000,000	-	2,000,000
Gain on derivative financial instrument	(816,237)	-	(816,237)
Depreciation	17,212	-	17,212
Changes in current assets and liabilities:
Employees advances	(30,000)	-	(30,000)
Prepaid expenses and other current assets	(61,769)	250	(61,769)
Accounts payable	1,428,343	1,625	1,429,968
Accrued payroll tax liabilities	932,267	-	932,267
Accrued expenses	1,574,590	-	1,574,590
Net cash used in operating activities	(5,212,043)	(19,927)	(5,258,668)

Cash flows used in investing activities:
Purchase of property and equipment	(295,499)	-	(295,499)

Cash flows from financing activities
Proceeds from short term notes	400,000	-	400,000
Repayment of short term notes	(100,000)	-	(100,000)
Advances from related parties	1,650,349	-	1,650,349
Repayment of advances from related parties	(784,807)	-	(784,807)
Proceeds received from shares issuable, net	2,300,000	-	2,300,000
Proceeds received from sale of common stock, net	2,042,500	-	2,042,500
Capital contribution from related parties	-	17,025	46,625
Net cash provided by financing activities	5,508,042	17,025	5,554,667

Increase (decrease) in cash	500	(2,902)	500

Cash - beginning balance	-	2,902	-

Cash - ending balance	$500	$-	$500

Non-Cash Investing and Financing Activities:

Settlement of accrued stock compensation for no consideration	$815,000		$815,000

The accompanying notes are an integral part of these consolidated financial statements.

GetFugu, Inc. and Subsidiary
 (A Development Stage Company)
(FORMALLY KNOWN AS MADERO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS

GetFugu, Inc, (“We”, “Our”, “GetFugu,” or “Company”), is developing next generation mobile search tools. The Company’s technology is designed to play on the strengths of mobile handheld devices (mobile phones) and assist consumers in retrieving content more expediently. Consumers will be able to download GetFugu application tools to their mobile phone device.  The GetFugu applications will allow consumers to retrieve content and eliminate the need to type website addresses or search terms into the device’s internet browser.

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

The Company was incorporated in the State of Nevada on March 14, 2007 under the name Madero, Inc.  On August 29, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mike Lizarraga (sole director, former President, Chief Executive Officer, and Chief Financial Officer of Madero, Inc.), and Media Power, Inc. (“MPI”). Pursuant to the terms and conditions of the Stock Purchase Agreement, MPI acquired 48,000,000 shares of the Company’s common stock (this number, and all other share amounts presented, is post the 12 for 1 forward stock split which was effectuated on February 11, 2009), or approximately 48.07% of the Company’s then issued and outstanding shares of common stock from Mr. Lizarraga.

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

Effective March 25, 2009, our Articles of Incorporation were amended to change the name to GetFugu, Inc.

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement the Company acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of Common Stock of the Company.  Prior to the closing of this transaction, MARA Group Ltd. was deemed to be an “affiliate”, as it owned more than ten (10%) percent of our outstanding Common Stock.

On October 19, 2009, the Company’s Board of Directors approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of Common Stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of Common Stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  As of April 15, 2010, the Company had not formally adopted the Incentive Compensation Plan.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the Securities and Exchange Commission (“SEC”) of a written consent statement.  As of April 15, 2010 the Company has not filed its amended articles of incorporation with the appropriate regulatory bodies.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN, LIQUIDITY AND FINANCIAL CONDITION

Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and to the rules and regulations of the SEC.  The principal activities are expected to focus on the commercialization of the technologies of the Company.  The accompanying consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company's consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2009 and 2008 represent the financial information cumulative from inception as required by ASC 915.

Going Concern, Liquidity and Financial Condition

The Company incurred a net loss of $52,804,571 and $21,802 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company’s accumulated deficit from inception amounted to $52,852,821 and the Company’s working capital deficit amounted to $6,883,066.  During the year ended December 31, 2009, net cash used in operating activities amounted to approximately $5,212,043, During the year ended December 31, 2009, cash provided by financing activities amounted to $5,508,042. As of December 31, 2009, the Company’s cash position was $500. Subsequent to December 31, 2009, the Company raised additional operating capital of approximately $554,500, by entering into equity and debt financing arrangements.

The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily property and equipment and intangibles), contingencies, as well as the recording, presentation and valuation of its common stock, related warrants, option issuances and derivative liabilities.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Principle of Consolidation
The consolidated financial statements of GetFugu, Inc. include accounts of the company and its wholly-owned subsidiary, GetFugu Research, Inc.  Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and 2008 the Company did not have any cash equivalents.

Advances to Employees
From time to time and in the normal course of business, the Company may advance funds or pay expenses on behalf of its employees. The Company generally establishes an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management and is included as part of operating expenses in the accompanying consolidated statements of operations. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative or employee. As of December 31, 2009, the Company had outstanding $30,000 of advances to an employee. Subsequent to December 31, 2009 the Company collected the entire balance outstanding.

Property and Equipment
Property and equipment consists primarily of equipment, furniture and fixtures and is stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets.  Leasehold improvements, once placed in service, are amortized over the shorter of the useful life or the remainder of the lease term.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the consolidated statement of operations in the period of disposal.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2009, the Company has not recorded any impairment charges on its long-lived assets.

Stock-Based Compensation
Stock-Based Compensation
The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants, non-employee Directors and consultants to be recognized in the consolidated financial statements based on their fair values over the requisite service periods

The Company accounts for stock option and warant grants issued to non-employees for goods and services using the guidance of ASC 718 and ASC 505 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or inConjunction with Selling Goods or Services”, whereby fair value of such option and warrant grants is determined using the Black Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black Scholes model, which is effected by the Comnpany’s stock price as well as assumptions regarding a number of highly comples and subjective variables. These variables include but are  not limited tothe risk free interest rate, the expected term, expected volatility, and actual projected employee stock option exercise behaviors.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SEC Staff Accounting Bulleting (“SAB”) 110 for “plain vanilla options.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

The following assumptions were used to estimate the fair value of options granted for the year ended December 31, 2009, using the Black-Scholes option-valuation model:

Risk free interest rate	1.3 to 3.2%
Expected term (years)	5 to 10
Expected volatility (based on peer companies)	171%
Expected dividend yield	-%

The effect of recording stock-based compensation expense for the year ended December 31, 2009, in accordance with the applicable provisions of ASC 718 is as follows:

Compensation and related benefits	$6,194,405
Consulting and outside services	34,353,717
Research and development	4,000,000
Total stock based compensation	$44,548,122

Loss Per Common Share
The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires dual presentation of basic and diluted earnings per share.  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2009 and 2008, respectively, because, due to the loss incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted losses per common share are the same for all periods presented.

In accordance with ASC 260 the Company has given effect to the issuance of 1,500,000 warrants issued in conjunction with the Company’s September 2009 financing and exercisable at $0.01 per share in computing basic net loss per share classified as a derivative liability.

Total shares issuable upon the exercise of warrants and options for the years ended December 31, 2009 and 2008, were comprised as follows:

	As of December 31,
	2009	2008
Warrants	10,583,392	-
Options	42,400,000	-
Unvested restricted stock grants	10,312,500
Total common stock equivalents	63,295,892	-

Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Research and Development
Research and development expense relates to the development of new products and processes including improvements to existing products. These costs are expensed as incurred.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  We had no cash subject to such risk at December 31, 2009 and 2008.

Subsequent Events
Management has evaluated subsequent events or transactions occurring through, the date the financial statements were issued, to determine if such events or transactions require adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on “Subsequent Events”, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on “Earnings per Share”, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, as to how an entity should determine whether an instrument, or an embedded feature, is indexed to an entity's own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of this guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. Early application is not permitted. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  See Note 6 for the impact of the adoption of this guidance on the Company’s consolidated financial statements.

 In March 2008, the FASB issued new accounting guidance under standard ASC Topic 815, on Derivatives and Hedging which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted under Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. . The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position and results of operations.

The FASB has issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

NOTE 4.  PROPERTY AND EQUIMENT

Property and equipment consisted of the following as of December 31, 2009:

2009
Office and computer equipment	$258,612
Furniture and fixtures	33,909
Software	2,978
295,499
Less: accumulated depreciation	(17,212)
$278,287

Depreciation expense amounted to $17,212 and $0 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5– EQUITY TRANSACTIONS

Private Placements
On March 27, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company sold 5,000 shares of common stock resulting in net proceeds of $2,500.

On March 30, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company sold 100,000 shares of common stock resulting in net proceeds of $50,000.

On April 3, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company sold 800,000 shares of common stock resulting in net proceeds of $400,000.

On April 13, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company sold 100,000 shares of common stock resulting in net proceeds of $50,000.

In September, 2009, the Company negotiated a securities purchase agreement whereby investors agreed to invest $4,000,000 and $1,000,000, respectively.  The Company received $1,540,000, net of closing costs of $210,000, in anticipation of closing.   The originally proposed agreement was never executed.  Accordingly, the Company recorded the cash receipt as shares issuable. Subsequently, on November 6, 2009, the Company finalized the security purchase agreement with the investor for the purchase of 5,250,525 shares of the Company's Common Stock in exchange for the $1,540,000 previously received.   Under the terms of the Banking Agreement described below, the Company’s investment banker earned a fee for this transaction in the form of a warrant to purchase 583,392 shares of common stock at an exercise price of $0.33 per share. The warrant has a life of 5 years and was valued using Black-Scholes option valuation model for $216,439. The warrants were recorded as stock compensation as of December 31, 2009.

On September 18, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company agreed to sell up to an aggregate of 10,000,000 shares of common stock and issue warrants to purchase up to 5,000,000 shares of common stock for an aggregate purchase price of $5,000,000. The Company issued 3,000,000 shares of common stock together with a warrant to purchase 1,500,000 shares of common stock for the aggregate purchase price of $1,300,000 which is net of $200,000 of closing related costs under this securities purchase agreement.  At September 18, 2009 the amount of $1,300,000 was received and as of December 31, 2009 the net amount is included in the balance sheet as shares issuable. In addition on September 18, 2009, the warrant was also recorded at a fair value of $1,045,872 as a derivative liability (see Note 6). Under the Banking Agreement described below, the Company’s investment banker earned a fee for this transaction in the form of a warrant to purchase 500,000 shares of common stock at $.33 per share. The warrant has a life of 5 years and was valued using Black-Scholes option valuation model for $337,485.  The warrant was recorded as stock compensation as of December 31, 2009. Subsequent to December 31, 2009, the 3,000,000 applicable shares were issued.     There are no assurances that the remainder of the proceeds called for under this securities purchase agreement will be received.

On December 8, 2009, the Company entered into three separate stock purchase agreements the sum of which totaled $350,000.  At December 31, 2009, the 1,555,556 shares were unissued and $350,000 was reported as shares issuable.

On December 29, 2009, the Company entered into an unregistered securities purchase agreement pursuant to which the Company sold 5,333,333 shares of its common stock resulting in net proceeds of $650,000.  At December 31, 2009, the shares were unissued and $650,000 was reported as shares issuable.

Shares for Services
During the year ended December 31, 2009, the Company issued 20,800,000 shares of common stock for various consulting services.  Compensation expense is recorded as the instruments vest and the Company recorded consulting and outside service expenses totaling $9,317,250 associated with these issuances of common stock based on the fair value determined at the time of the individual issuances. Under the terms of one consulting agreement the Company is obligated to issue an additional 3,000,000 common shares. The fair value of the common shares approximated $1,500,000 and vest over terms ranging from three to seven years. The Company incurred a stock based compensation charge of $458,333 which is for the vested portion of the award. As of December 31, 2009, the Company has not issued the 3,000,000 shares and accordingly are included as part of accrued stock compensation.  The unvested portion of the award amounted to $1,040,667 and will recorded in the future periods.

On April 4, 2009, the Company issued 10,000,000 shares to its former Chief Executive Officer for services. The fair value of the award of $5,000,000 was determined on the date the agreement was entered into and approximates the fair value of the common stock. For the year ended December 31, 2009, the Company incurred a stock based compensation charge of $1,343,750 which is for the vested portion of the award. Subsequent to December 31, 2009, the former CEO resigned his position with the Company. Under the terms of the employment agreement the shares became fully vested and as such the Company recorded a charge to operation for the remaining unvested portion of $3,656,250 for the year ending December 31, 2010.

On May 12, 2009, the Company issued 6,000,000 shares to its Chairman of the Board and current Chief Financial Officer for services. The fair value of the award of $3,120,000 and was determined on the date the agreement was entered into and approximates the fair value of the common stock.  For the year ended December 31, 2009, the Company incurred a stock based compensation charge of $2,080,000 which is for the vested portion of the award. The unvested compensation charge that will vest over sixteen month is $1,040,000.

On August 31, 2009, the Company entered into an agreement with a consultant for services. Under the terms of the agreement the Company was obligated to issue 250,000 shares of common stock. Accordingly the Company accrued $175,000 as part of accrued stock compensation. On behalf of the Company a shareholder transferred their shares of the Company’s Common Stock to the consultant as payment for services rendered. Subsequently the Company was relieved of the liability by the shareholder for the shares payable to the consultant. The Company recorded the transaction as a settlement of $175,000 to equity for no consideration.

On October 1, 2009, the Company entered into an agreement with a consultant for services. Under the terms of the agreement the Company is obligated to issue 10,000,000 shares of common stock. Accordingly the Company recorded $6,200,000 as part of shares issuable.

On November 2, 2009, the Company settled a claim with a consultant and in exchange agreed to issue 16,000,000 shares of its common stock. The Company accrued as part of shares issuable $5,120,000. Subsequently the Company issued the 16,000,000 shares for the full settlement of this obligation.

On November 5, 2009, the Company settled a claim with a consultant and agreed to issue 4,000,000 shares of its common stock.    On February 2, 2010, a separate claim was settled whereby the Company agreed to issue an additional 16,000,000 shares to the consultant since the original 4,000,000 shares had not been delivered and the quoted market value of the Company’s common stock had declined subsequent to the November 5, 2009 settlement date. The entire 20,000,000 shares were accrued as of December 31, 2009.  The accompanying consolidated financial statements include $2,400,000 in shares issuable and consulting and outside service expense which reflects the entire obligation associated with this claim.

On December 11, 2009, the Company issued 2,628,000 shares to its employees for services provided. The shares vested immediately on the date of issuance and the Company incurred a stock based compensation charge of $473,040.

Other
On October 1, 2009, the Company entered into an agreement with an investment banker for services.  Under the terms of the agreement the Company was obligated to pay the banker $500,000 as an initial commitment fee.   The Company did not pay the commitment fee and on April 6, 2010, the Company settled a claim with the banker and in exchange agreed to issue 40,000,000 shares of its common stock. The Company accrued as part of shares issuable $1,200,000 which represents the fair value of the award at the settlement date.

On November 13, 2009 the Company created a new wholly-owned subsidiary, GetFugu Research, Inc. and entered in to a merger agreement with IKDATA, Inc. (“IKDATA”) and its sole stockholder and employed the former sole stockholder as its Chief Software Architect. Under the terms of the agreement the Company acquired IKDATA and its intellectual property in exchange for 10,000,000 shares of the Company's common stock. The Company issued 5,000,000 shares at closing and will issue an additional 5,000,000 shares to the former shareholder in March 2010.  The former sole stockholder also entered into an employment agreement and a six-month non-competition agreement.  The Company evaluated the transaction and determined that the transaction was an asset acquisition of in-process research and development comprising of patent pending algorithms. The Company was unable to determine alternate future uses of the algorithms and determined that the employment agreement and non-compete agreement had no intrinsic value.  Accordingly, the Company recorded a charge of $4,000,000 for the year ended December 31, 2009, for in-process research and development.  At December 31, 2009, accrued stock issuance payable includes $2,000,000 representing the fair value associated with the 5,000,000 unissued shares. Subsequent to December 31, 2009 the Chief Software Architect resigned from the Company.

Stock Options
On July 17, 2009, the Company granted 27,000,000 options to an employee four employees to purchase shares of common stock at exercise prices from $0.15 to $0.30 per share. The options vest over a period from 3 to 5 years and have a life of 6 to 10 years. The fair value of the awards is $6,925,188 and was calculated using the black scholes option model.  For the year ended December 31, 2009, the Company recorded a charge to operations for the vested portion of these awards of $2,024,480. During the year ended December 31, 2009, one of the employees was terminated for cause by the Company. As a result 4,000,000 options granted to this employee were forfeited by the employee. As December 31, 2009 $4,276,102 remains unvested and will be charged to operations in future periods.

On November 2, 2009, the Company granted 10,000,000 options to five independent members of the Company’s Board of Directors to purchase shares of common stock at an exercise price of $0.37 and 333,333 options vest in six months from the date of the grant and the remainder vest over a period of 3 years.  The options have a life of 10 years. The Company recorded a charge to operations for $273,035 for the year ended December 31, 2009 based on the fair value determined at the time of the individual grant using the Black Scholes Option Valuation Model. As of December 31, 2009, $3,301,245 remains unvested and will be charged to operations in future periods.

On November 13, 2009, the Company granted 5,400,000 options to a consultant to purchase shares of common stock at an exercise price of $0.40 and 2,000,000 options vest in two months from the date of the grant and the remainder vest over a period of approximately 2 years.  The options have a life of 5 years. The Company recorded a charge to operations for $608,922 for the year ended December 31, 2009 based on the fair value determined at the time of the individual grant using the Black Scholes Option Valuation Model. As of December 31, 2009 $1,289,763 remains unvested and will be charged to operations in future periods.

A summary of the option activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	-	$-
Granted	42,400,000	0.26	8.5
Forfeited	(4,000,000)	(0.30)	-
Cancelled	-	-	-
Exercised	-	-	-
Options outstanding at December 31, 2009	38,400,000	$0.25	7.33	$200,000
Options exercisable at December 31, 2009	9,221,000	$0.25	5.95	$56,000

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.15- $0.40	38,400,000	7.33 years	$0.25	9,221,000	$0.23

The tables above incorporate 5,400,000 of non-employee options with an exercise price of $0.40 and a remaining life of approximately 2 years.

Warrants
On July 22, 2009, the Company entered in to an exclusive investment banking agreement (the “Banking Agreement”) which included the issuance of 2,000,000 shares of common stock and 28,000,000 warrants.   The Banking Agreement also provided for a cash fee as well as the issuance of warrants based on amounts actually raised for the Company.  The Company recorded a charge to operations for the shares of $640,000 and warrants of $8,486,388. On November 13, 2009, the Banking Agreement was modified to be non-exclusive.  As part of the amendment, the original warrant to purchase 28,000,000 shares of the Company’s common stock was reduced to purchase 8,000,000 shares of the Company’s common stock. As of September 30, 2009, the Company accrued $640,000 for the 2,000,000 as part of accrued stock compensation. On behalf of the Company a shareholder transferred their shares of the Company’s common stock to the consultant as payment for services rendered. Subsequently the Company was relieved of the liability associated to the shares payable to the consultant. The Company recorded the transaction as a settlement of $640,000 to equity for no consideration.

The following is additional information with respect to the Company's warrants as of December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2009	-	$-
Granted	30,583,392	0.28	5.0
Cancelled	(20,000,000)	(028)	-
Exercised	—	-	-
Warrants outstanding at December 31, 2009	10,583,392	$0.28	4.6	$225,000
Warrants exercisable at December 31, 2009	10,583,392	$0.28	4.6	$225,000

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.01- $0.33	10,583,392	5 years	$0.28	10,583,392	$0.28

Nonvested Shares of Common Stock

A summary of the status of the Company’s nonvested shares of common stock as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	-	-
Granted	17,000,000	$0.52
Vested	(6,687,500)	(0.51)
Expired	-	-
Nonvested at December 31, 2009	10,312,500	$0.52

NOTE 6- DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company did not have any equity-linked financial instruments in 2008 or prior.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  The Company entered into an unregistered securities purchase agreement with attached warrants, which contain a strike price adjustment feature.  The anti-dilution provisions in the warrants trigger liability treatment.  During the third and fourth quarters of 2009, the liability was adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $229,635 related to the warrants is included in our consolidated balance sheet as of December 31, 2009.  During 2009, we recorded an a decrease in that expense of $816,237 related to the change in fair value of the warrants as of December 31, 2009.

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 18, 2009	December 31, 2009
Risk-free interest rate	2.49%	2.49%
Expected volatility	171%	171%
Expected life (in years)	5.0	4.7
Expected dividend yield	n/a	n/a

Number of warrants	1,500,000	1,500,000

Fair value	$1,045,872	$229,635

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

NOTE 7 — FAIR VALUE

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

		Fair Value Measurements at December 31, 2009
	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$229,635	$-	$-	$229,635

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the 1,500,000 of warrants granted that contains a reset price provision. In addition the Company entered into an asset purchase agreement for in process research and development that carried a fair value of $4,000,000 on the measurement date.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2009.

Derivative liability
Balance at January 1, 2009	$-
Fair value at issuance	1,045,872
Reductions	(816,237)
Transfer in and /or out of Level 3	-
Balance at December 31, 2009	$229,635

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the year ended December 31, 2009.

NOTE 8—NOTES PAYABLE

On August 18, 2009, the Company entered into an unsecured note payable in the amount of $100,000, the note matures on November 18, 2009 and accrues interest at a rate of 12% per annum. The note was repaid in full on September 9, 2009.

On November 6, 2009, the Company entered into an unsecured note payable which matures on December 6, 2009, in the amount of $250,000.  The note accrues interest at 10% per annum.

On December 21, 2009, the Company entered into an unsecured note payable which matured on January 20, 2010, in the amount of $50,000.  As an inducement to the loan, the Company agreed to issue the lender 50,000 shares of the Company’s common stock valued at $9,000. The Company incurred a charge which has been included as part of interest expense on the consolidated statement of operations.  At December 31, 2009, the shares were not yet issued and consequently $9,000 was reported as shares issuable.

At December 31, 2009, the $250,000 note was in default and as of April 15, 2010, both notes are in default of the applicable repayment provisions.

NOTE 9 – RELATED PARTY TRANSACTIONS

On August 29, 2008, the $15,000 loan from the Company’s then sole director was forgiven without interest or penalty. This forgiven loan was reclassified to additional paid-in capital.

During the year ended December 31, 2008, an officer and shareholder of the Company paid $2,025 of expenses on behalf of the Company. On December 31, 2008, this amount was forgiven and recorded as additional paid-in capital.

Effective April 9, 2009, the Company entered into an agreement for the assignment of patent rights with MARA Group Ltd (“MARA”).  Pursuant to the agreement the Company acquired eight patent applications from MARA in exchange for 25 million shares of common stock of the Company. Prior to the closing of this transaction MARA was deemed to be an “affiliate”, as Carl Freer (“Freer”), co-founder of the Company and the then sole owner of MARA owned, directly and indirectly, approximately 21% of the Company’s outstanding common stock.  Subsequent to this transaction, Freer beneficially owned approximately 37.5% of the Company’s outstanding common stock. Since MARA is under common control with the Company (due to the common ownership by Freer), the Company recorded the acquisition of the patent rights at MARA’s carrying value of $0, and the difference between the fair market value of the common stock issued to MARA and the carrying value of the patent applications received was recorded as a deemed dividend of $ 12,500,000 to MARA.  Through his role as co-founder and one of the single largest Company shareholders, Freer is considered to have management control in accordance with ASC 850, “Related Party Disclosures.”

On August 19, 2009 the Company and Freer executed a twelve month agreement which limits Freer’s rights to vote shares of the Company’s Common Stock that he owns during this twelve month period to a level of 17% of the total votes cast on any matter brought to Company shareholders for a vote.  On October 16, 2009, Freer created a limited liability company controlled by three individuals including Freer’s daughter.  All shares of Company Common Stock owned by Freer were transferred to this limited liability company.  Concurrent with the creation of this limited liability company, the agreement which limited Freer's right to vote shares was terminated.

On August 24, 2009, the Company entered into an unsecured revolving promissory note with a lender whose owners include a founder and shareholder of the Company.  Under the terms of this revolving promissory note the maximum available borrowings shall not exceed $5 million. Interest will be accrued at an annual rate of 10% and will be payable on demand by the lender.  As of December 31, 2009, the Company had received borrowings under the unsecured promissory note totaling $1,243,657, and repaid $634,807.  As of April 15, 2010, the amount due under this facility totaled $665,042.

On December 18, 2009, the Company entered into a revolving promissory note with a founder  and shareholder of the Company. During the year ended December 31, 2009, the Company had received cash borrowings of $170,000 and repaid $50,000.  The borrowings have a stated interest rate of 10% and is payable on demand. As of April 15, 2010 the amount due under this facility totaled $120,000.

On July 17 2009, the Company agreed to issue Freer 10,000,000 shares of Series A preferred stock with each such share having twenty votes on all matters brought to a shareholder vote. The issuance of Series A preferred stock to Freer is subject to Board and shareholder approval and the authorization of a sufficient number of shares of Series A preferred. As of December 31, 2009, no Series A preferred stock has been approved by either the Board or the shareholders and accordingly, none have been authorized or issued. On April 15, 2010, the Company’s Board of Directors and Freer agreed to rescind the commitment by the Company to issue the preferred stock as defined in the employment agreement dated July 17, 2009.

During December 2009, the Company received borrowings a from a company owned by 2 individuals one being an officer and Director and the other a founder and shareholder of the Company, of the Company. During the year ended December 31, 2009, the Company received advances of $236,692 and repaid $100,000.  As of April 15, 2010, the total amount owed to this related party was $111,400.

NOTE 10 – INCOME TAXES

The Company evaluates uncertain tax positions under ASC 740 “Income Taxes”.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “uncertain tax positions.”  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations.  Penalties would be recognized as a component of “general and administrative expenses.”

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  The Company files income tax returns in the United States (federal) and primarily in California.  The Company is not subject to federal and state income tax examinations by tax authorities for years prior to 2007.  As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.   Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares..

The Company has net operating loss carryforwards (“NOLs”) of approximately $8,740,000 and $21,802 as of December 31, 2009 and 2008, respectively that will be available to offset future taxable income.   Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance increased approximately $ 3,489,000 and $7,413, for the years ended December 31, 2009 and 2008, respectively related to increased net operating losses.

The total net deferred tax asset as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Net operating loss carryforwards	$3,611,000	$7,413
Less: valuation allowance	(3,611,000)	(7,413)
Total net deferred tax asset	$-	$-

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Federal statutory tax rate	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(6.0)%	(6.0)%
Other permanent items	(0.4)%	—%
Stock-based compensation	33.8%	—%
Less: valuation allowance	6.6%	40.0%
Provision for income taxes	0.0%	0.0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August, 2009, the Company began leasing 7,343square feet of office space at its headquarters in West Hollywood, CA under a sub-lease that expires in June 2010. The monthly rent under the lease is $13,951.

Total rent expense for the year ended December 31, 2009 and 2008 was $169,160 and $0.

Other
At December 31, 2009, the Company has an obligation totaling $932,266 related to unpaid payroll tax, including an estimate of penalties and interest.  The Company has filed the required payroll tax returns required.

The Company has not filed either federal or state income tax returns for the years ended 2009, 2008, and 2007.  There are no penalties or interest due or recorded as a liability, as in all periods the Company reported losses.

Litigation

A lawsuit was filed on November 25, 2009 against the Company, numerous former and current Company officers and directors, and other individuals and entities. Plaintiffs have made no direct claims against the Company, but have instead named it as a “nominal” defendant, and have alleged “derivative” causes of action on its behalf.   The Plaintiffs appear at present to only claim damages of approximately $26,000,000 resulting from loans they made to previous companies, which Carl Freer, the President of the Company, allegedly personally guaranteed.  The Company’s counsel is preparing a motion to dismiss. The Company and those officers and directors deny plaintiffs’ allegations, and plan to vigorously defend the action.  Accordingly, the Company has no liability accrued as it relates to this matter.

By letter dated February 24, 2010, fourteen former employees of a separate company made a demand for $430,000 in unpaid wages against that company, and threatened to file suit against the Company, on the ground that the separate company was merely an instrumentality of GetFugu, Inc. To the Company’s knowledge, no claim has been filed to date, and the Company believes the demand is not an obligation of the Company.  Accordingly, as of December 31, 2009, the Company has no liability accrued as it relates to this matter.

Although the Company believes it will be successful in defending these matters there can be no assurances that these legal matters will not result in any negative outcomes.

On April 1, 2010, Hutton International Investments, Ltd (“Hutton”) filed a claim that it suffered damages as a result of the Company's breach of a securities purchase agreement with the Company. The parties stipulated to settle the claim in exchange for issuance to Hutton of 40,000,000 shares of the Company’s common stock, subject to adjustment and the Court’s approval of the settlement under Section 3(a)(10). The court approved the settlement and dismissed the action on April 6, 2010 at which time 40,000,000 shares of the Company’s common stock were issued to Hutton. The Company recorded a charge of approximately $1,200,000 for the year ended December 31, 2009, based on the share price of the Company’s common stock on the date of settlement.

A demand for arbitration filed on April 13, 2010, by six former employees and independent contractors, seeking unpaid wages and unspecified damages.  At December 31, 2009, the Company had accrued a liability for all such wages in the amount of $_____.

NOTE 12 – SUBSEQUENT EVENTS

On January 14, 2010, the Company entered into a joint venture agreement for the purpose of establishing an operating entity in Japan.  The Company issued 3,000,000 shares of its common stock and will retain a 75% interest in the joint venture.

On January 15, 2010, the Company, through a wholly-owned subsidiary, entered into an agreement and plan of merger with Health Matrix, Inc.  Under the terms of the agreement and plan of merger, 7,580,000 shares of the Company’s common stock were issued in exchange for all of the ownership interest in Health Matrix.

On February 5, 2010, the Company entered into a short-term secured promissory note.   Under the terms of this secured promissory note, the Company received $150,000.   Interest accrues at an annual rate of 10% and the note is payable on demand.  Security for this note includes a first priority interest in all of the Company’s assets owned on the date of the loan as well as all assets acquired while the loan is outstanding.

On February 9, 2010, the Company executed a consulting agreement with a public and investor relations firm to which 10,000,000 shares of the Company’s common stock were issued.

On February 15, 2010, the Company entered into consulting agreements with two individuals including monthly fees totaling $25,000 and the issuance of non-qualified stock options totaling 20,000,000. On the date of the grant 25% of the options vest immediately and the remaining will vest over a term of 5 years. The options granted are exercisable at $0.13 per share and have a contractual life of 5 years

On March 2, 2010, the Company received an advance totaling $83,000 from a former officer of the Company. Interest accrues at an annual rate of 10% and the note is payable on demand

On March 12, 2010, the Company entered into a short-term 8% convertible promissory note.   Under the terms of this promissory note, the Company received $71,500.  At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock based on a 40% discount to the weighted average price of the Company’s Common Stock for the three lowest closing share prices during the ten trading days prior to the conversion date.

On March 23, 2010, the Company entered into a short-term convertible promissory note.   Under the terms of this promissory note, the Company received $150,000.  The note matures on June 23, 2010. At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock at a price of $0.02 per share. If the lender demands repayment on the maturity date the conversion feature is terminated and the Company is obligated to pay the lender $200,000.  The lender was also granted a warrant to acquire 3,000,000 shares of the Company’s common stock at $0.10 per share for three years.

On March 24, 2010, we entered into an agreement and plan of merger with each of Mobile Search Technologies, Inc. and Cellular Software Corporation, pursuant to which we acquired both companies as our wholly-owned subsidiaries in exchange for 100,000,000 shares of our Common Stock each. Mobile Search Technologies, Inc. was wholly-owned by Oscar Holdings, LLC, which is beneficially owned by our President, Carl Freer. The primary assets of each company are intellectual property rights relating to next generation mobile search technology. Each of the principals also executed our standard form compatibility and intellectual property assigned agreement.
On April 2, 2010, the Company entered into a short-term convertible promissory note.   Under the terms of this promissory note, the Company received $100,000.  The note matures on July 2, 2010. At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock at a price of $0.02 per share.  If the lender demands repayment on the maturity date the conversion feature is terminated and the Company is obligated to pay the lender $133,333.  The lender was also granted a warrant to acquire 3,000,000 shares of the Company’s common stock at $0.10 per share and the warrant for three years.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .

 None

ITEM 9A.(T)    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and Principal Financial and Accounting Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2009.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were  not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the company,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2009:

Due to the small size of the operations, we have limited personnel and therefore segregation of duties is limited.  As our operations expand, additional personnel will be employed and respective controls and procedures will be enhanced accordingly. We have not formally documented our entity level controls for policies and procedures in place. We lack proper documentation of the performance of key controls and appropriate document retention procedures. Our current staffing levels were not sufficient to support the complexity of our financial reporting requirements, we lacked the expertise we needed to apply complex accounting principles relating to our equity transactions and lacked the structure we need to ensure the timely and accurate filing of employee income tax withholding and our corporate tax returns. Our record retention policies need to be enhanced as supporting records were not always easily accessible. We have limited staff and therefore lack proper segregation of duties in part due to the small size of the Company and the constraints of funds to hire additional staff to provide assistance with the preparation of the year end financial statements management has hired outside consultants with the necessary expertise to ensure the accuracy of the year end financial records as they are being reported.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

ITEM 9B.    OTHER INFORMATION

               None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                Our directors will serve until successor(s) are elected and qualified. Our chief executive officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. In November 2009, the board of directors established , Audit, Compensation, Nominating and Governance, Strategic Planning, and Special Committees.

Background of officers and directors

               The name, address, age and position of our present officers and directors are set forth below:

Name	Title	Age
Michael J. Solomon	Chairman of the Board since July 2009 and CEO since April 2, 2010	71
Carl Freer	President and Director since November 2009	39
Leathem Stearn	Director since January 2009	61
Chuck Timpe	Director and Audit Committee Chairman since November 2009	63
Alan J. Bailey	Director since November 2009	62
Michael O’Connor	Director since July 2009	43

Biographical Information

Michael Jay Solomon
CEO and Chairman of the Board of Directors
Michael Jay Solomon, 71, was appointed to our board of directors on May 18, 2009, and has served as chairman since July.  Mr. Solomon served as President of Warner Bros. International Television (NYSE: TWX) from 1989 to 1994.  Since that time, he has helmed television communications company Solomon Entertainment Enterprises, distributing independent content to the international market.  Mr. Solomon co-founded television syndication company Telepictures Corporation (Nasdaq) in 1978, and served as president of Lorimar Telepictures Corp. until 1989.  He also served eight years with United Artists and fourteen years with MCA/Universal.  Mr. Solomon was a founder of the American Film Market Association and The Sam Spiegel Film & Television School, and has served on the Board of Overseers of New York University’s Stern School of Business for twenty year

Carl Freer
President and Director
Carl Freer, 39, was appointed as our president and as a member of our board of directors effective November 2, 2009.  Mr. Freer has more than 15 years experience as a marketing and technology entrepreneur, successfully raising over $350 million in investment capital, and amassing $2.5 billion in market capitalization for his companies.  Prior to co-founding GetFugu in April 2009, he served as SVP Business Development of Media Power Inc. in 2008.  Mr. Freer founded mobile gaming platform Gizmondo in 2002, and was chairman of the board of directors at its parent company, Tiger Telematics Inc. until October 2005.  He has been recognized as a pioneer in mobile technology and innovative approaches to advertising.

Leathem Stearn
Director
Mr. Leathem Stearn, 61, has been the Managing Partner of Stearn Enterprises LLC since 1995.  During his career Mr. Stearn has developed business plans, strategic models and operational plans covering all aspects of product development, production, administration, organization and finance.  Among the companies Mr. Stearn founded were Stearn Sailing Systems ("SSS") and Scunci International Ltd.  At SSS, he invented the first roller-furling jib and 2-groove head stays. He also developed the first hydraulic system for offshore racing boats and first offshore bending mast system for racing boats.  Sold the company with 70% of world racing market for racing masts and rigging.  At Scunci Int Ltd., he incepted, designed and launched, to date, the most successful fashion accessory ever sold, the Scunci hairpiece.  Stearn Enterprises, his current company, provides consulting services to startup companies. Mr Stearn has been awarded three patents in a variety of industries.  Mr Stearn holds masters degrees in Naval Architecture, Marine Engineering and Aeronautical Engineering.  His sailboat racing career includes a number of world championships, inclusive of being a member of the US Olympic sailing tea and skippering an America’s Cup contender.

Chuck Timpe
Director, Audit Committee Chairman
           Chuck Timpe, 63, joined our board effective November 2, 2009.  Mr. Timpe is a senior financial executive with extensive experience in public company finance, compliance and technical accounting issues.  He has served as a director and chairman of the audit committee since 1998 for IPC The Hospitalist Company, Inc. (NasdaqGM: IPCM), and as a director of Internet social network CrowdGather, Inc. (CRWG.OB) since May 2009.  From 2003 to November 2008, Mr. Timpe served as the chief financial officer of Hythiam, Inc. (NasdaqGM: HYTM). He was chief financial officer from its inception in 1998 to 2003 of Protocare, Inc.  Mr. Timpe was a principal in two consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International, Inc., now Tenet Healthcare Corp. (NYSE: THC).  He specialized in public company audits at Arthur Andersen, LLP.  Mr. Timpe received a B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant (inactive).

Alan J. Bailey
Director
Alan J. Bailey, 62, joined our board effective November 2, 2009.  Mr. Bailey is a veteran of the entertainment industry with 35 years of senior level corporate finance, audit and compliance experience.  He served as Senior Vice President and Treasurer at Paramount Pictures from 1975 through March 2009.  Mr. Bailey is an operating partner in Transworld Capital Group which specializes in structuring complex financial transactions.  Mr. Bailey is also Vice President of the Shanghai Film Art Academy , a motion picture and television college  based in Shanghai with more than 3,000 active film students.  In April 2009, he formed new media company Dynamic Media International Inc. where he serves as chief operating officer and chief financial officer.  Mr. Bailey previously served as Vice President in charge of offshore financial operations at Gulf + Western Industries, and served in public accounting with an affiliate of Ernst & Young and with Grant Thornton as a senior audit supervisor.  He is a Fellow of the English Institute of Chartered Accountants.

Michael J. O’Connor
Director
Michael J. O’Connor, 43, joined our board effective July 26, 2009.  Mr. O'Connor has served as Vice-Chairman of telecommunications provider Globalive Communications Corporation since August 2008. He has twenty years experience in finance, mergers and acquisitions in telecommunications, as well as designing and implementing sophisticated financial planning tools in support of major capital raises.  Mr. O’Connor served as one of six founding members of the Executive Committee of Orascom Telecom from November 1999 to July 2008, whose parent company Weather Investments boasts more than 110 million subscribers.  He founded the Center for Economic and Financial Analysis at Science Applications International Corporation, one of the largest consultancy companies in the country.  He began his career at the Economic Council of Canada/School of Policy Studies Queens University.  He holds a Masters Degree in Economics from Carleton University.

Audit Committee and Charter

           Our Audit Committee consists of Chuck Timpe (Chair), Alan Bailey and Michael O’Connor.  Our board of directors has determined that all three are independent directors under the independence standards of the American Stock Exchange, as well as audit committee financial experts as defined in Item 407(d)(5) of Regulation S-B.

The Committee shall consist of no fewer than three members, as determined annually by the board of directors.  The members of the Committee shall meet the independence and expertise requirements of the American Stock Exchange, Nasdaq National Market, or any other exchange on which the Company’s securities are traded, Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Committee members shall not serve simultaneously on the audit committees of more than two other public companies without the approval of the full board of directors.

The basic responsibility of the members of the Committee is to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company and its shareholders.  In discharging that obligation, members should be entitled to rely on the honesty and integrity of the Company’s senior executives and its outside auditors, attorneys and advisors, to the fullest extent permitted by applicable law.

The Committee shall be directly responsible for the appointment (subject, if applicable, to shareholder ratification), compensation and oversight of the work of the Auditors, including without limitation retention, terms of engagement, evaluation and termination of the Auditors.  The Committee shall also be responsible for the resolution of any disagreements between management and the Auditors, including without limitation disputes regarding accounting, internal control and auditing matters.  The Auditors shall report directly to the Committee.

Compensation Committee

           Our Compensation Committee consists of Leathem Stearn.  Our board of directors has determined that Mr. Stearn is an independent director under independence standards of the American Stock Exchange.

Nominating and Governance Committee

           Our Nominating and Governance Committee consists of Alan Bailey.  As noted above, our board of directors has determined that Mr. Bailey is an independent director  under independence standards of the American Stock Exchange.

Strategic Planning Committee

           Our Strategic Planning Committee consists of Michael O’Connor (Chair) and Leathem Stearn.  As noted above, our board has determined that both are independent directors under independence standards of the American Stock Exchange.

Special Committee

           Our Special Committee consists of Leathem Stearn (Chair) and Michael Solomon.  Our board  of directors has determined that Mr. Stearn is an independent director under the independence standards of the American Stock Exchange.  Mr. Solomon also serves as chairman of our board of directors.

Code of Ethics
The purpose of the Company’s Code of Ethics (the “Code”) is to codify the standards that the Company believes are reasonably designed to deter wrong-doing and to promote adherence to the following principles:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the United States Securities and Exchange Commission;

•	Compliance with applicable governmental laws, rules, regulations and agreements;

•	The prompt internal reporting of violations of this Code; and

•	Accountability for adherence to this Code.

Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

							NonEquity	Nonqualified Deferred	All
Name	Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	Other Compensation	Total
Bernard Stolar	Former CEO and CFO	2009	$157,647	$0	10,000,000	0	$0	$0	$0	$
Carl Freer	President and Director	2009	75,500	0		0	0	0	0
Michael J. Solomon	Chairman of the Board and CEO	2009	0	0	3,000,000	0	0	0	42,500		42,500
Leatham Stearn	Director	2009	0	0	0	2,000,000	0	0
Chuck Timpe	Director	2009	0	0	0	2,000,000	0	0	20,000		20,000
Don Kurz	Former Director	2009	0	0	0	2,000,000	0	0	20,000		20,000
Allan Bailey	Director	2009	0	0	0	2,000,000	0	0	20,000		20,000
Mike O,Connor	Director	2009	0	0	0	2,000,000	0	0	30,000		30,000
	Former President	2008	3,500	0	0	0	0		0		3,500
Mike Lizarranga	CEO, CFO, Secy	2007	3,500	0	0	0	0	0	0		3,500
	CEO, CFO	2007	3,000	0	0	0	0	0	0		3,000
Richard Jenkins (4)	Former President,	2008	0	0	0	0	0	0	0		0
	CEO, CFO , Secty.	2007	0	0	0	0	0	0	0		0
Jason Irwin (5)	Former President,	2008	0	0	0	0	0	0	0		0
	CEO, CFO, Secty.	2007	0	0	0	0	0	0	0		0

(1)	Mr. Stolar became the CEO and CFO on April 4, 2009. He resigned on April 2, 2010.

(2)	Mr. Freer became the President and a Director on November 2, 2009. In addition to the salary amount noted above, Mr. Freer received $37,824 as consulting fees prior to the point he became an employee.

(3)	Mr. Solomon became a Director on May 18, 2009, Chairman on July 26, 2009, and CEO on April 2, 2010.

(4)	Mr. Stearn became a Director in May, 2009.

(5)	Mr. O”Connor became a Director of July 22, 2009.

(6)	Mr. Timpe; Mr. Kurz: and Mr. Bailey became Directors on November 2, 2009. Mr. Kruz resigned on April 2, 2010.

(7)	Mr. Lizarraga resigned as President, CEO and CFO of the Company on August 29, 2008.

(8)	Mr. Jenkins served as President, CEO, CFO and Secretary of the Company from August 29, 2008 through January 30, 2009.

(9)
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

Employment Agreements

On April 4, 2009, we entered into an executive employment agreement with Bernard Stolar to serve as President and Chief Executive Officer.  The employment contract is at will.  Under the agreement, Mr. Stolar is to be paid an annual rate of $250,000 for the first year, $325,000 for the second year, and a 5% increase every year there after.  Additionally, Mr. Stolar is entitled to an annual bonus equal to 2% of our net profits before income taxes. Under this agreement, Mr. Stolar was granted 10 million shares of our Common Stock (subject to a repurchase option by the Company).  Mr. Stolar resigned on April 2, 2010.  There was no severance provisions associated with his resignation.

           On April 5, 2009, we entered into a Consulting, Confidentiality and Proprietary Rights Agreement (the “CCP Agreement”) with Venor, Inc. (an entity wholly owned by Mr. Stoppenhagen, our then Interim Chief Financial Officer and Secretary).  Effective April 8, 2009, Mr. Stoppenhagen performed duties normally assigned to a chief financial officer of a reporting entity.  Mr. Stoppenhagen resigned on  May 4, 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2010, the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (2)

Carl Freer	106,165,474	(3)	22.0%
Leathem Stearn	5,750,000	(4)	1.2%
Michael J. Solomon	3,000,000	(5)	0.6%
Steve Carroll	100,000,000		20.7%
All officers and Directors as a group (_6_persons)	114,915,474		23.8%

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.  Percentages of less than one percent have been omitted from the table.

(2)	Calculated on the basis of 482,927,956 shares of Common Stock outstanding.
(3)
Mr. Freer’s created a Limited Liability Corporation (“Freer LLC”) which holds 106,165,474 shares of Company common stock, representing approximately 22% of the shares outstanding at April 15, 2010.  Management of Freer LLC is with three individuals one of which is Mr. Freer’s daughter.

(4)
Mr. Stearn was the Chairman of the Board of Directors of the Company from January 2009 until July 26, 2009.  Since then, Mr. Stearn has been a director.   In addition to the shares noted in the table above, Mr. Stearn was granted 2,000,000 non-qualified stock options which vest ratably over 3 years.

(5)
Mr. Solomon has been the Chairman of the Board since July 26, 2009 and became CEO on April 2, 2010.  In addition to the shares noted in the table above, as of April 15, 2010, Mr. Solomon was granted 13,000,000 non-qualified stock options all of which have vested.

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

On March 6, 2009, the Company retained MSPC Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”) to serve as the Company’s principal independent accountant.

On August 14, 2009, the Board of Directors voted to dismiss MSPC, which had previously served as the Company’s independent accountants, and engaged Marcum LLP (“Marcum”) as the Company’s new independent accountants. The Board of Directors recommended that the Company change audit firms and made the decision to engage Marcum.  The reports of MSPC on the financial statements of the Company for the past fiscal year ended 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(1) Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the independent registered public accountants for the annual audit of our financial statements and review of our financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$205,941
2008	$7,500
2007	$7,100

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the independent registered public accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-
2008	$-
2007	$-

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the independent registered public accountants for tax compliance, tax advice, and tax planning was:

2009	$-
2008	$-
2007	$-

(4) All Other Fees

                The aggregate fees billed in each of the last three fiscal yeas for the products and services provided by the independent registered public accountants, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$
2008		$-
2007		$-

 (5)           Our Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the independent registered public accountants’ engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the independent registered public accountants’ full time, permanent employees was 0%.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES ..

(a)         The following documents are filed as a part of this Report:

1.              Financial Statements.   The following financial statements of GetFugu, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the year ended December 31, 2009, 2008 and Inception from March 14, 2009 to December 31, 2009.

Consolidated Statements of Stockholders’ Equity / (Deficiency) for the years ended December 31, 2009, 2008, and Inception from March 14, 2009 to December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 th day of April, 2010

GetFugu, Inc.

Date: April 15, 2010	By:	/s/ MICHAEL J. SOLOMON
Name: MICHAEL J. SOLOMON
Title:Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Getfugu, Inc. do hereby constitute and appoint Michael J. Solomon with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. SOLOMON	Chief Executive Officer and Principal	April 15, 2010
Michael J. Solomon	Financial and Accounting Officer (Principal Executive Officer)

/s/ CARL FREER	President and Director	April 15, 2010
Carl Freer

/s/ LEATHAM STEARN	Director	April 15, 2010
Leatham Stearn

/s/ CHUCK TIMPE	Director	April 15, 2010
Chuck Timpe

/s/ ALLEN BAILEY	Director	April 15, 2010
Allan Bailey

/s/ MICHAEL O’CONNOR	Director	April 15, 2010
Michael O’Connor