Form 10-Q
period 2010-03-31
GetFugu, Inc.
filed 2010-05-17
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common Stock, $.001 par value	473,927,956

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)

Current assets
Cash	$15,890	$500
Advances to employees	17,516	30,000
Prepaid expenses and other current assets	47,012	61,769
Total current assets	80,418	92,269

Property and equipment, net	236,803	278,287

Total assets	$317,221	$370,556

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$2,166,804	$1,429,968
Accrued payroll tax liabilities	2,047,010	932,267
Accrued expenses	849,947	759,590
Advances from related parties	1,052,131	865,542
Accrued stock issuance for compensation	583,333	458,333
Accrued stock issuance for in-process research and development	2,000,000	2,000,000
Derivative liability	552,332	229,635
Short term notes payable	450,000	300,000
Short term convertible notes payable, net of debt discount of $200,000 as of March 31, 2010	25,000	-
Total current liabilities	9,726,557	6,975,335

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value;
439,927,968 and 191,523,525 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	439,928	191,524
Additional paid-in capital	50,951,567	33,947,518
Shares issuable, net	1,300,000	12,109,000
Deficit accumulated during development stage	(62,100,831)	(52,852,821)

Total shareholders’ deficiency	(9,409,336)	(6,604,779)
Total liabilities and shareholders’ deficiency	$317,221	$370,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

			Inception
			(March 14, 2007)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Operating expenses
Compensation and related benefits	3,027,549	-	12,032,570
Legal and professional fees	3,500	236,850	1,138,701
Marketing	79,158	-	1,076,561
Occupancy related costs	70,658	-	261,761
Research and development	1,352,512	-	5,713,456
Travel and entertainment	44,849	-	710,983
Consulting and outside services	5,048,478	7,886,250	41,870,764
Office and other	116,232	-	607,012
Depreciation	41,484	-	58,695
Total operating expenses	9,784,420	8,123,100	63,470,503

Other income (expense)
Interest expense	(63,479)	-	(63,479)
Gain on derivative financial instrument	599,889	-	1,416,126
Forgiveness of debt	-	-	17,025
Net Loss	$(9,248,010)	$(8,123,100)	$(62,100,831)

Loss per share:

Basic and dilutive loss per share	$(0.04)	$(0.08)

Basic and diluted weighted average shares outstanding (1)	247,193,696	106,430,220

(1)
Weighted average shares outstanding for the three months ended March 31, 2010 includes the underlying shares exercisable with respect to the issuance of 1,500,000 warrants exercisable at $0.01 per share.  In accordance with Accounting Standards Codification (“ASC”) 260 "Earnings Per Share", the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Statements of Shareholders' Deficiency
From The Three Months Ended March 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional		during
	Common Stock		Paid in	Shares	Development	Shareholders'
	Shares	Amount	Capital	Issuable, net	Stage	Deficiency

Balance as of December 31, 2009 (Audited)	191,523,525	$191,524	$33,947,518	$12,109,000	$(52,852,821)	$(6,604,779)
Amortization of employee stock option compensation award	-	-	240,538	-	-	240,538
Amortization of director stock option compensation award	-	-	546,070	-	-	546,070
Amortization of Director stock compensation award	-	-	195,000	-	-	195,000
Amortization of employee stock compensation award	-	-	281,250	-	-	281,250
Amortization of consulting stock compensation award	-	-	1,589,763	-	-	1,589,763
Issuance of share issued previously accrued (December 29, 2009 at $0.15)	5,333,333	5,333	644,667	(650,000)	-	-
Issuance of shares issued previously accrued (December 18, 2009 at $0.18)	50,000	50	8,950	(9,000)	-	-
Issuance of shares issued previously accrued (December 8, 2009 at $0.225)	1,111,110	1,111	248,889	(250,000)	-	-
Issuance of shares previously accrued for payment of consulting services (October 1, 2009 at $0.62)	10,000,000	10,000	6,190,000	(6,200,000)	-	-
Issuance of shares issued previously accrued (September 18, 2009 at $0.50)	3,000,000	3,000	1,297,000	(1,300,000)	-	-
Issuance of shares previously accrued for payment of consulting services (November 5, 2009 at $0.12)	20,000,000	20,000	2,380,000	(2,400,000)	-	-
Shares issued for services related to an investment in a joint venture (January 14, 2010 at $0.16)	3,000,000	3,000	477,000	-	-	480,000
Shares issued for asset acquisition, in-process research and development (January 15, 2010 at $0.16)	7,580,000	7,580	1,205,220	-	-	1,212,800
Options granted to consultants for services (February 15, 2010, 20,000,000 at $0.13)	-	-	659,676	-	-	659,676
Shares issued for asset acquisition, in-process research and development (March 2009 at $0.04)*	200,000,000	200,000	(200,000)	-	-	-
Issuance of stock resulting from modification of employee stock option award (March 11, 2010 at $0.08))	10,000,000	10,000	1,844,742	-	-	1,854,742
Issuance of stock to employee for services (March 11, 2010 at $0.08)	1,000,000	1,000	79,000	-	-	80,000
Issuance of stock for consulting services (March 17, 2010 at $0.06)	100,000	100	5,900	-	-	6,000
Issuance of stock to employee for services (March 9, 2010 at $0.09)	180,000	180	16,020	-	-	16,200
Return and retirement of shares previously issued	(10,000,000)	(10,000)	10,000	-	-	--
Return and retirement of shares previously issued	(3,000,000)	(3,000)	3,000			-
Issuance of stock to employee for services (March 12, 2010 at $0.08)	50,000	50	3,950	-	-	4,000
Reclassification of fully vested warrants to derivative liability	-	-	(722,586)	-	-	(722,586)
Net Loss	-	-	-	-	(9,248,010)	(9,248,010)
Balance as of March 31, 2010 (Unaudited)	439,927,968	$439,928	$50,951,567	$1,300,000	(62,100,831)	(9,409,336)

*
In consideration for the transfer of in-process research and development patents from Mobile Search Technologies, Inc. and Cellular Software Corporation.  Oscar Holdings, LLC is a shareholder of these entities and is beneficially owned by the President of the Company, Carl Freer. The Company recorded a deemed dividend of $8,000,000. See Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From Inception (March 14, 2007) through March 31, 2010
Cash flows from operating activities:
Net loss	$(9,248,010)	$(8,123,100)	$(62,100,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,953,239	7,886,250	48,043,028
Accrued stock based compensation for future issuance of equity instruments for services	125,000	-	583,333
Acquisition of in-process research and development	1,212,800	-	3,212,800
Gain on derivative liability	(599,889	-	(1,416,126)
Depreciation	41,484	-	58,696
Changes in current assets and liabilities:
Employees advances	12,484	-	(17,516)
Prepaid expenses and other current assets	14,757	-	(47,012)
Accounts payable	736,836	131,850	2,776,804
Accrued payroll tax liabilities	1,1144,743	-	1,437,010
Accrued expenses	90,357	105,000	1,664,947
Net cash used in operating activities	(546,199)	-	(5,804,867)

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(295,499)

Cash flows from financing activities
Proceeds from short term notes	150,000	-	550,000
Repayment of short term notes	-	-	(100,000)
Proceeds from short term convertible notes	225,000	-	225,000
Advances from related parties	196,589	-	1,846,938
Repayment of advances from related parties	(10,000)	-	(794,807)
Proceeds received from shares issuable, net	-	-	2,300,000
Proceeds received from sale of common stock, net	-	52,500	2,042,500
Capital contribution from related parties	-	-	46,625
Net cash provided by financing activities	561,589	52,500	6,116,256

Increase in cash	15,390	52,500	15,890

Cash - beginning balance	500	-	-

Cash - ending balance	$15,890	$52,500	$15,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010	From Inception (March 14, 2007) through March 31, 2010
Non-Cash Investing and Financing Activities:
Reclassification of equity instruments to derivative liabilities	$627,234	$-	$627,234
Settlement of accrued stock compensation for no consideration	$-	$-	$815,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETFUGU, INC. AND SUBSIDIARIES
(Formally Known as Madero, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN, LIQUIDITY AND FINANCIAL CONDITION

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31 2009, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 16, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company's condensed consolidated statements of operations and cash flows from inception (March 14, 2007 through March 31, 2010) represent the financial information cumulative from inception as required by ASC 915.

Going Concern, Liquidity and Financial Condition
The Company incurred a net loss of approximately $9.3 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company’s accumulated deficit from inception amounted to approximately $62.1 million and the Company’s working capital deficit amounted to approximately $9.7 million.  During the three months ended March 31, 2010, net cash used in operating activities amounted to approximately $546,000. During the three months ended March 31, 2010, cash provided by financing activities amounted to $562,000. As of March 31, 2010, the Company’s cash position was $15,890. Subsequent to March 31, 2010, the Company raised additional operating capital of approximately $100,000, by entering into short-term debt financing arrangements. (See Note 11)

The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern.   The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily property and equipment and intangibles), and contingencies, as well as the recording, presentation and valuation of its common stock, related warrants, option issuances and derivative liabilities.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Principle of Consolidation
The condensed consolidated financial statements of GetFugu, Inc. include accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.

Stock-Based Compensation
The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options and warrants to non-employee directors and consultants to be recognized in the consolidated financial statements based on their fair values over the requisite service periods.

The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of ASC 718 and ASC 505 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, whereby fair value of such option and warrant grants is determined using the Black Scholes option valuation  model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the risk free interest rate, the expected term, expected volatility, and actual projected employee stock option exercise behaviors.  The risk free interest rate is based on the U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SEC Staff Accounting Bulleting (“SAB”) 110 for “plain vanilla” options.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2010, using the Black-Scholes option valuation model:

Risk free interest rate	2.35%
Expected term (years)	4.9
Expected volatility (based on peer companies)	171%
Expected dividend yield	-%

The effect of recording stock-based compensation expense for the three months ended March 31, 2010 and 2009, in accordance with the applicable provisions of ASC 718 is as follows:

	Three Months Ended March 31,
	2010	2009
Compensation and related benefits	$1,363,058	$-
Consulting and outside services	4,715,181	7,886,250
Research and development	1,212,800	-
Total stock based compensation	$7,291,039	$7,886,250

Loss Per Common Share
The Company computes loss per common share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires dual presentation of basic and diluted loss per share.  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2010 and 2009, respectively, because, due to the loss incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted losses per common share are the same for all periods presented.

In accordance with ASC 260 the Company has given effect to the issuance of 1,500,000 warrants issued in conjunction with the Company’s September 2009 financing and exercisable at $0.01 per share in computing basic net loss per share classified as a derivative liability.

Total shares issuable upon the exercise of warrants, options and conversion option for the three months ended March 31, 2010 and 2009, were comprised as follows:

	As of March 31,
	2010	2009
Warrants	12,083,392	-
Stock options	48,400,000	-
Convertible promissory notes	7,166,667	-
Unvested restricted stock grants	1,625,000	-
Total common stock equivalents	69,275,059	-

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

As further discussed in Note 8, the Company was required under accounting guidance prescribed by ASC 815 to reclassify certain fully vested warrants held by consultants as a derivative liability.  The Company was not able to determine that it had enough authorized shares of common stock to settle the warrants.  As a result, the Company reclassified $722,586 of warrants to derivative liability.  The derivative financial instruments were revalued at March 31, 2010, with the change of $599,889 reflected as a component of the gain on derivative financial instruments.  The warrants will continue to be marked to market through earning at the end of each reporting period.

As of March 31, 2010, the derivative liability included warrants valued at $352,332 and the intrinsic value of the embedded conversion option related to convertible promissory notes valued at $200,000. The derivative liability related to the warrant was valued using the Black-Scholes option valuation model with the following assumptions on the following dates:

	March 31, 2010	December 31, 2009
Risk-free interest rate	2.49% to 3.21%	2.49%
Expected volatility	170% to 171%	171%
Expected life (in years)	3 to 4.47	4.7
Expected dividend yield	n/a	n/a

Number of warrants	13,583,392	1,500,000

Fair value	$352,332	$229,635

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

Subsequent Events
Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued, to determine if such events or transactions require adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 810-10 “Consolidation – Variable Interest Entities” (“ASC Topic 810-10”), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this Statement did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets”, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not currently engage in the transfer of financial assets and, therefore, adoption of ASC Topic 860-20 did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

NOTE 4– EQUITY TRANSACTIONS

Shares for Services
On March 9, 2010 the Company issued 180,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $16,200 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the three months ended March 31, 2010.

On March 11, 2010 the Company issued 1,000,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $80,000 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the three months ended March 31, 2010.

On March 12, 2010 the Company issued 50,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $4,000 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the three months ended March 31, 2010.

On March 11, 2010, the Company accepted the resignation of a consultant and the simultaneous agreement to enter into a master sales agreement.  The Company agreed to terminate the 10,000,000 options previously granted and issued 10,000,000 shares of the Company’s common stock to the consultant. The shares fully vested on the date of issuance. Accordingly, the Company accounted for the transaction as a modification of a stock based compensation award under ASC 718.  The Company recorded a charge of $1,854,742 for stock based compensation with respect to the modification of the original award.

On March 17, 2010, the Company entered into a consulting agreement pursuant to which 100,000 shares of the Company’s common stock were issued, the shares were fully vested on the date of issuance.  The Company recorded this as stock based compensation expense of $6,000 based on the share price of $0.06 per share.

Other
On January 14, 2010, the Company entered into an agreement for services related to establishing a joint venture and operating entity in Japan.  Under the terms of the agreement the Company will obtain a 75% interest in the joint venture. Pursuant to this agreement the Company issued 3,000,000 shares of its common stock. The shares were fully vested on the date of the issuance and accordingly the Company recorded a stock based compensation charge of $480,000, which represented the fair value of the shares on the date of the agreement.

On January 15, 2010, the Company, through GetFugu Research Inc, its wholly-owned subsidiary, entered into an agreement with Health Matrix, Inc.  Under the terms of the agreement, 7,580,000 shares of the Company’s common stock were issued in exchange for all of the ownership interest in Health Matrix. The former owners of Health Matrix also entered into employment agreements which included six-month non-competition provisions.  The Company evaluated the transaction and determined that the transaction was an asset acquisition of in-process research and development comprising of trademarks and tradenames. The Company was unable to determine alternate future uses of the trademark and tradenames and determined that the employment agreement and non-compete agreement had no intrinsic value.  Accordingly, the Company recorded a charge of $1,212,800 for the three months ended March 31, 2010, for in-process research and development.

On March 24, 2010, the Company entered into an agreement with each of Mobile Search Technologies, Inc. and Cellular Software Corporation, pursuant to which the Company acquired both companies as wholly-owned subsidiaries in exchange for 100,000,000 shares of common stock each. Mobile Search Technologies, Inc. and Cellular Software Corporation was owned by Oscar Holdings, LLC, which is beneficially owned by the President of the Company, Carl Freer. The primary assets of each company are intellectual property rights relating to next generation mobile search technology. Each of the principals also executed a standard form confidentiality and intellectual property assignment agreement. The Company evaluated the transaction and determined that the transaction was an asset acquisition of in-process research and development comprising of patent pending algorithms with no alternate future uses. Through Carl Freer’s role as co-founder and one of the single largest indirect shareholders of the Company, Carl Freer is considered to have management control in accordance with ASC 850, “Related Party Disclosures.” The principals were determined to be affiliates and accordingly the Company recorded the transaction as a deemed dividend of $8,000,000.

Stock Options
On February 15, 2010, the Company entered into consulting agreements with two individuals including monthly fees totaling $25,000 and the issuance of non-qualified stock options totaling 20,000,000. On the date of the grant 25% of the options vest immediately and the remaining will vest over a term of 5 years. The options granted are exercisable at $0.13 per share and have a contractual life of 5 years.  The fair value of the awards based on the Black Scholes option valuation model totaled $2,454,608.  The Company recorded a charge to operations for $659,676 for the three months ended March 31, 2010, which represented the vested portion of the awards. As of March 31, 2010, options with a value of $1,794,932 remains non-vested and will be charged to operations over the remaining vesting period of 4.9 years.

Nonvested Shares
A summary of the status of the Company’s nonvested shares of common stock as of March 31, 2010, and changes during the three months  then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	10,312,500	$0.52
Granted	-	-
Vested	(1,375,000)	0.47
Cancelled	(7,312,500)	-
Nonvested at March 31, 2010	1,625,000	$0.52

NOTE 5 — FAIR VALUE

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows:

		Fair Value Measurements at March 31, 2010
	Total carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$552,332	$-	$-	$552,332

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the 1,500,000 of warrants granted that contains a reset price provision, the embedded conversion option with respect to convertible notes payable, and the 12,083,392 of nonemployee warrants.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2010.

	Warrants	Embedded conversion options	Total
Balance at January 1, 2010	$229,635	$-	$229,635
Additions	722,586	200,000	922,586
Reductions	(599,889)	-	(599,889)
Transfer in and /or out of Level 3	-	-	-
Balance at March 31, 2010	$352,332	$200,000	$552,332

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the three months ended March 31, 2010.

NOTE 6—NOTES PAYABLE

On November 6, 2009, the Company entered into an unsecured note payable which matures on December 6, 2009, in the amount of $250,000 accruing interest at 10% per annum.  The note balance at March 31, 2010 was $250,000.   As of May 17, 2010, this note is in default of the applicable repayment provisions.

On December 21, 2009, the Company entered into an unsecured note payable which matured on January 20, 2010, in the amount of $50,000.   The note balance at March 31, 2010 was $50,000.   At May 17, 2010, this note is in default of the applicable repayment provisions.

On February 5, 2010, the Company entered into a short-term secured promissory note.   Under the terms of this secured promissory note, the Company received $150,000.   Interest accrues at an annual rate of 10% and the note is payable on demand.  Security for this note includes a first priority interest in all of the Company’s assets owned on the date of the loan as well as all assets acquired while the loan is outstanding. The principal balance of the note at March 31, 2010 was $150,000.   At May 17, 2010, this note is in default of the applicable repayment provisions.

NOTE 7—CONVERTIBLE NOTES PAYABLE

On March 12, 2010, the Company entered into a $75,000 short-term convertible promissory note which may be converted at any time prior to the maturity date at the option of the lender into the Company’s common stock based on a 40% discount to the weighted average price of the Company’s common stock for the three lowest closing share prices during the ten trading days prior to the conversion date. The gross proceeds from the note were recorded net of a discount of $50,000, related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible note. The note matures on June 23, 2010. Under accounting guidance provided by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.

On March 23, 2010, the Company entered into a $150,000 short-term convertible promissory note with a stated interest rate of 10% per annum.
The note matures on June 23, 2010. At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock at a price of $0.02 per share. If the lender demands repayment on the maturity date the conversion feature is terminated and the Company is obligated to pay the lender $200,000.  In addition the lender was also granted a warrant to acquire 3,000,000 shares of the Company’s common stock at $0.10 per share for three years.  The gross proceeds from the note were recorded net of a discount of $150,000, consisting of an allocation of the fair values attributed to the warrants and to the embedded conversion feature in accordance with ASC 815.  The debt discount consisted of a $95,351 value related to the warrants and a value attributed to the embedded conversion feature of $150,000.  The debt discount was first allocated to the embedded conversion feature based on its fair value.  After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount was allocated to the warrants.  The excess of the fair value of the warrants above the debt discount allocated to the warrants was $95,351 and was recorded as a charge to operations partially offsetting the gain of derivative financial instruments.  The note’s embedded conversion feature and warrants will be marked to market through earnings at the end of each reporting period.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has an unsecured revolving promissory note with a lender whose owners include a founder and shareholder of the Company.   Interest will be accrued at an annual rate of 10% and will be payable on demand by the lender.  For the three months ended March 31, 2010, the Company had received no new borrowings and made no payments under the unsecured promissory note.  As of March 31, 2010, the amount due under this facility totaled $538,213.

The Company has a revolving promissory note with a founder and shareholder of the Company. For the three months ended March 31, 2010, the Company received no new borrowings and made no payments.  The note has a stated interest rate of 10% and is payable on demand. As of March 31, 2010 the amount due under this facility totaled $111,518.

The Company has received borrowings from a company owned by two individuals, one being an officer and Director, and the other a founder and shareholder of the Company. For the three months ended March 31, 2010, the Company received advances of $128,900 and repaid $10,000.  As of March 31, 2010, the total amount owed to this related party was $319,400.

On March 2, 2010, the Company received an advance totaling $83,000 from a former officer of the Company. Interest accrues at an annual rate of 10% and the note is payable on demand.  As of March 31, 2010, the total amount owed to this related party was $83,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Other
At March 31, 2010, the Company has an obligation totaling $2,047,010 related to unpaid payroll tax, including an estimate of penalties and interest.  The Company has filed the applicable payroll tax returns.

The Company has not filed either federal or state income tax returns for the years ended 2009, 2008, and 2007.  There are no penalties or interest due, nor is a liability recorded, as in all periods the Company reported losses.

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

By letter dated February 24, 2010, fourteen former employees of a separate company made a demand for $430,000 in unpaid wages against that company, and threatened to file suit against the Company, on the ground that the separate company was merely an instrumentality of GetFugu, Inc. To the Company’s knowledge, no claim has been filed to date, and the Company believes the demand is not an obligation of the Company.  Accordingly, as of March 31, 2010, the Company has no liability accrued as it relates to this matter.

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

A demand for arbitration was filed on April 13, 2010, by six former employees and independent contractors, seeking unpaid wages and unspecified damages.  At March 31, 2010, the Company had accrued $147,000 for all such wages.

NOTE 10 – SUBSEQUENT EVENTS

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

On May 14, 2010, the Company’s board of directors accepted the resignations of Michael Solomon from the positions of Chairman of the Board and Chief Executive Officer, Michael O’Connor as director, and Alan Bailey as director.  The board appointed Richard Jenkins as a director and Chief Executive Officer and Vrajesh Chokshi as a director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Form 10-Q, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Effective April 9, 2009, we entered into an Agreement for the Assignment of Patent Rights (the “Assignment Agreement”) with MARA Group Ltd.  Pursuant to the Assignment Agreement we acquired eight patent applications (the “Patent Applications”) from MARA Group Ltd. in exchange for 25 million shares of common stock of the Company.  Prior to the closing of this transaction, MARA Group Ltd. was deemed to be an “affiliate”, as it owned more than ten (10%) percent of our outstanding common stock.

On October 19, 2009, the Company’s Board of Directors approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of common stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of common stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  As of April 15, 2010, the Company had not formally adopted the Incentive Compensation Plan.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the Securities and Exchange Commission (“SEC”) of a written consent statement.  As of May 17, 2010 the Company has not filed its amended articles of incorporation with the appropriate regulatory bodies.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Our significant accounting policies are described in the notes to our annual consolidated financial statements included in Form 10-K for the year ended December 31, 2009.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues
Revenues were zero for the three months ended March 31, 2010 and 2009, respectively.

Cost of Sales
Cost of sales were zero for the three months ended March 31, 2010 and 2009, respectively.

Operating Expenses
Operating expenses totaled $9,784,420 and $8,123,100 for the three months ended March 31, 2010 and 2009, respectively.  Following are the primary components of operating expenses:

Compensation and Related Benefits —Compensation and related benefits totaled $3,027,549 and $0 for the three months ended March 31, 2010 and 2009, respectively, of which $1,756,479 related to employees and $1,271,070 related to the Company’s Board of Directors. Included in the total expense for the three months ended March 31, 2010 and 2009, respectively, are $1,363,058 and $0 of non-cash expenses consisting of $240,538 associated with employee stock options, $381,450 associated with the issuance of the Company’s common stock to various employees, $546,070 and $0 associated with director stock options, and $195,000 and $0 associated with the amortization of the previous issuance of the Company’s common stock to the Company’s directors.

Legal and Professional Fees —Legal and professional fees totaled $3,500 and $236,850 for the three months ended March 31, 2010 and 2009, respectively.  The amounts in 2009 related to legal efforts associated with compliance and other similar activities.

Marketing —Marketing expenses totaled $79,159 and $0 for the three months ended March 31, 2010 and 2009, respectively, primarily consisting of public relations related activities, development of the corporate website, media related activities, and development of the marketing campaign for the Company’s consumer launch.

Occupancy and Related Costs —Occupancy and related costs totaled $70,658 and $0 for the three months ended March 31, 2010 and 2009, respectively.  Rent and related expense of the Company’s office in Los Angeles totaled $65,816.

Research and Development — Research and development expense relates to the development and purchase of existing in-process research and development of new products and processes including improvements to existing products. These costs are expensed as incurred and totaled $1,352,312 and $0 for the three months ended March 31, 2010 and 2009, respectively, which includes a charge of $1,212,800 related to in-process research and development.

Travel and Entertainment —Travel and entertainment expenses totaled $44,849 and $0 for the three months ended March 31, 2010 and 2009, respectively.  The majority of such costs were travel, meals, and lodging related to financing activities and similar costs related to consultants traveling to work in the Company’s offices.

Consulting and Outside Services —Consulting and outside services totaled $5,048,478 and $7,886,250 for the three months ended March 31, 2010 and 2009, respectively.  Due to the liquidity issues related to a new venture, the Company utilized its common stock as a primary means of compensating consultants.  The Company issued stock and options resulting in non-cash expenses of $4,715,181 and $7,886,250 for the three months ended March 31, 2010 and 2009, respectively.  In addition, the Company contracted with specialized developers and contractors on an as needed basis to assist in the development of the Company’s mobile search technology.

Office and Other Expenses —Office and other expenses totaled $116,232 and $0 for the three months ended March 31, 2010 and 2009, respectively.  These expenses included postage and delivery charges, telephone, Internet services, stock transfer agent fees, closing down and relocation of the San Francisco office to Los Angeles, insurance, and other miscellaneous office related expenses.

Depreciation —Depreciation expense for the three months ended March 31, 2010 and 2009, totaled $41,483 and $0, respectively.  The Company began depreciating computer and other fixed assets beginning the month following the quarter in which the assets were acquired.  The primary fixed assets are computers and related equipment which are being depreciated over 3 years on a straight-line basis.

Other Income (Expense)

Interest Expense—Interest expense for the three months ended March 31, 2010 and 2009, totaled $63,479 and $0, respectively.

Gain on Derivative Financial Instrument —The gain on derivative financial instrument totaled $599,889 and $0 for the three months ended March 31, 2010 and 2009, respectively.  Financial instruments which do not have fixed settlement provisions are deemed to be derivative instruments.   The warrants issued with the Company’s September 18, 2009 common stock financing did not have fixed settlement provisions because the exercise price may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized as a derivative instrument. In addition, the conversion price of a short-term note payable did not have a determinable number of shares the loans could be settled into and as a result this and an additional convertible note payable, together with non-employee warrants have been presented as a derivative liability.   Accordingly, the conversion options of these notes and embedded conversion features of non-employee warrants will be marked to market through earnings at the end of each reporting period.

Going Concern, Liquidity and Financial Condition
The Company incurred a net loss of approximately $9.3 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company’s accumulated deficit from inception amounted to approximately $62.1 million and the Company’s working capital deficit amounted to approximately $9.7 million.  During the three months ended March 31, 2010, net cash used in operating activities amounted to approximately $546,000. During the three months ended March 31, 2010, cash provided by financing activities amounted to $562,000. As of March 31, 2010, the Company’s cash position was $15,890. Subsequent to March 31, 2010, the Company raised additional operating capital of approximately $100,000, by entering into short-term debt financing arrangements.

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

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the accompanying condensed consolidated financial statements.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and Principal Financial and Accounting Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2010.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As reported in our Annual Report in Form 10-K for our fiscal year ended December 31, 2009, our management identified material weaknesses in internal controls over financial reporting as of December 31, 2009 and March 31, 2010 as follows:

Due to the small size of the operations, we have limited personnel and therefore segregation of duties is limited.  As our operations expand, additional personnel will be employed and respective controls and procedures will be enhanced accordingly.   We have not formally documented our entity level controls for policies and procedures in place.  We lack proper documentation of the performance of key controls and appropriate document retention procedures. Our current staffing levels were not sufficient to support the complexity of our financial reporting requirements; we lacked the expertise we needed to apply complex accounting principles relating to our equity transactions and lacked the structure we need to ensure the timely and accurate filing of employee income tax withholding and our corporate tax returns. Our record retention policies need to be enhanced as supporting records were not always easily accessible. We have limited staff and therefore lack proper segregation of duties in part due to the small size of the Company and the constraints of funds to hire additional staff to provide assistance with the preparation of the year end financial statements. Management has hired outside consultants with the necessary expertise to ensure the accuracy of the year end financial records as they are being reported.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

5.02(b) Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

   On May 14, 2010, the Company’s board of directors accepted the resignations of Michael Solomon from the positions of Chairman of the Board and Chief Executive Officer, Michael O’Connor as director, and Alan Bailey as director.  The board appointed Richard Jenkins as a director and Chief Executive Officer and Vrajesh Chokshi as a director.

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

/s/ Richard Jenkins

Principal Executive Officer and Principal Financial Officer

Date: May 17, 2010

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