Form 10-Q
period 2010-06-30
GetFugu, Inc.
filed 2010-09-07
CIK 1398667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2010
Common Stock, $.001 par value	484,594,623

GetFugu, Inc.
(A Development Stage Company)
(Formally Known as Madero, Inc.)

INDEX

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Six Months ended June 30, 2010 and 2009 and Inception to June 30, 2010	4
	Condensed Consolidated Statements of Shareholders’ Deficiency (Unaudited) — June 30, 2010	5
	Condensed Statements of Cash Flows (Unaudited) — Six Months ended June 30, 2010 and 2009 and Inception to June 30, 2010	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II.	OTHER INFORMATION	26
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	REMOVED AND RESERVED
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26
	SIGNATURES

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$762	$500
Advances to employees	17,516	30,000
Prepaid expenses and other current assets	36,040	61,769

Total current assets	54,318	92,269

Property and equipment, net	195,320	278,287

Total assets	$249,638	$370,556

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$2,359,452	$1,429,968
Accrued payroll tax liabilities	2,329,660	932,267
Accrued expenses	997,072	759,590
Advances from related parties	799,685	865,542
Accrued stock issuance for compensation	708,333	458,333
Accrued stock issuance for in-process research and development	2,000,000	2,000,000
Deferred revenue	160,000	-
Derivative liability	159,848	229,635
Short term notes payable	450,000	300,000
Short term convertible notes payable, net of debt discount of $303,333 as of June 30, 2010	21,667	-

Total current liabilities	9,985,717	6,975,335

Deferred revenue, less current portion	139,583	-
TOTAL LIABILITIES	10,125,300	6,975,335

Shareholders' deficiency
Common stock, 500,000,000 shares authorized; $0.001 par value; 474,594,635 and 191,523,525 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	474,595	191,524
Additional paid-in capital	56,613,116	33,947,518
Shares issuable, net	3,806,250	12,109,000
Deficit accumulated during development stage	(70,769,623)	(52,852,821)

Total shareholders’ deficiency	(9,875,662)	(6,604,779)

Total liabilities and shareholders’ deficiency	$249,638	$370,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(March 14, 2007)
	Three Months Ended June 30		Six Months Ended June 30		through
	2010	2009	2010	2009	June 30, 2010
Revenue	$22,486	$-	$22,486	$-	$22,486

Operating expenses
Compensation and related benefits	6,103,700	2,626,738	9,131,249	2,626,738	18,136,270
Legal and professional fees	123,964	590,262	127,464	809,425	1,262,665
Marketing	12,531	36,777	91,689	36,777	1,089,091
Occupancy related costs	23,772	39,926	94,430	39,926	285,533
Consulting and outside services	1,920,801	614,634	6,969,279	614,634	43,791,565
Travel and entertainment	14,788	111,725	59,637	129,412	725,771
Research and development	858,502	1,114,333	2,211,014	9,000,583	6,571,958
Office and other	34,571	37,179	150,803	37,179	641,583
Depreciation	41,482	-	82,966	-	100,178

Total operating expenses	9,134,111	5,171,574	18,918,531	13,294,674	72,604,614

Loss from operations	(9,111,625)	(5,171,574)	(18,896,045)	(13,294,674)	(72,582,128)

Other income (expense)
Interest expense	(301,383)	-	(364,862)	-	(364,862)
Change in fair value of derivative financial instruments	744,216	-	1,344,105	-	2,160,342
Forgiveness of debt	-	-	-	-	17,025
Total other expense	442,833	-	979,243		1,812,505
Net Loss	$(8,668,792)	$(5,171,574)	$(17,916,802)	$(13,294,674)	$(70,769,623)

Loss per share:

Basic and dilutive loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.10)

Basic and diluted weighted average shares outstanding (1)	464,726,274	153,541,484	356,414,464	127,712,680

(1)
Weighted average shares outstanding for the three and six months ended June 30, 2010 includes the underlying shares exercisable with respect to the issuance of 1,500,000 warrants exercisable at $0.01 per share. In accordance with Accounting Standards Codification (“ASC”) 260 "Earnings Per Share", the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Condensed Consolidated Statements of Shareholders' Deficiency
From The Six Months Ended June 30, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional		during
	Common Stock		Paid in	Shares	Development	Shareholders'
	Shares	Amount	Capital	Issuable, net	Stage	Deficiency
Balance as of December 31, 2009 (Audited)	191,523,525	$191,524	$33,947,518	$12,109,000	$(52,852,821)	$(6,604,779)
Amortization of employee stock option compensation
award	-	-	2,040,662	-	-	2,040,662
Amortization of director stock option compensation
award	-	-	943,212	-	-	943,212
Amortization of Director stock compensation award	-	-	1,040,000	-	-	1,040,000
Amortization of consulting stock compensation
award	-	-	1,589,763	-	-	1,589,763
Issuance of share issued previously accrued
(December 29, 2009 at $0.15)	5,333,333	5,333	644,667	(650,000)	-	-
Issuance of shares issued previously accrued
(December 18, 2009 at $0.18)	50,000	50	8,950	(9,000)	-	-
Issuance of shares issued previously accrued
(December 8, 2009 at $0.225)	1,111,110	1,111	248,889	(250,000)	-	-
Issuance of shares previously accrued for payment of
consulting services (October 1, 2009 at $0.62)	10,000,000	10,000	6,190,000	(6,200,000)	-	-
Issuance of shares issued previously accrued
(September 18, 2009 at $0.50)	3,000,000	3,000	1,297,000	(1,300,000)	-	-
Issuance of shares previously accrued for payment of
consulting services (November 5, 2009 at $0.12)	20,000,000	20,000	2,380,000	(2,400,000)	-	-
Shares issued for services related to an investment in
a joint venture (January 14, 2010 at $0.16)	3,000,000	3,000	477,000	-	-	480,000
Shares issued for asset acquisition, in-process
research and development (January 15, 2010 at
$0.16)	7,580,000	7,580	1,205,220	-	-	1,212,800
Options granted to consultants for services (February
15, 2010, 20,000,000 at $0.13)	-	-	2,454,608	-	-	2,454,608
Shares issued for asset acquisition, in-process
research and development (March 2009 at $0.04)*	200,000,000	200,000	(200,000)	-	-	-
Issuance of stock resulting from modification of
employee stock option award (March 11, 2010 at
$0.08))	10,000,000	10,000	1,844,742	-	-	1,854,742
Issuance of stock to employee for services (March
11, 2010 at $0.08)	1,000,000	1,000	79,000	-	-	80,000
Issuance of stock for consulting services (March 17,
2010 at $0.06)	100,000	100	5,900	-	-	6,000
Issuance of stock to employee for services (March 9,
2010 at $0.09)	180,000	180	16,020	-	-	16,200
Return and retirement of shares previously issued	(10,000,000)	(10,000)	10,000	-	-	-
Return and retirement of shares previously issued	(3,000,000)	(3,000)	3,000			-
Issuance of stock to employee for services (March
12, 2010 at $0.08)	50,000	50	3,950	-	-	4,000
Reclassification of fully vested warrants to derivative liability	-	-	(804,318)	-	-	(804,318)
Issuance of shares previously accrued for settlement of a breech of a securities purchase agreement (April 9, 2010 at $0.03)	40,000,000	40,000	1,160,000	(1,200,000)
Shares obligated to the former Chief Executive Officer under a separation agreement	-	-	-	3,706,250	-	3,706,250
Shares issued for services (May 6, 2010 at $0.02)	1,000,000	1,000	19,000	-	-	20,000
Shares issued to a former note holder (May 13, 2010 at $0.003)	666,667	667	1,333	-	-	2,000
Shares returned and retired from employees previously issued (April 12,2010)	(5,000,000)	(5,000)	5,000	-	-	-
Shares returned and retired from consultants previously issued (April 12,2010)	(2,000,000)	(2,000)	2,000	-	-	-

Net Loss	-	-	-	-	(17,916,802)	(17,916,802)
Balance as of June 30, 2010 (Unaudited)	474,594,635	474,595	56,613,116	3,806,250	(70,769,623)	(9,875,662)

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

GetFugu, Inc. and Subsidiaries
(A Development Stage Company)
(Formally Known as Madero, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	Six Months		(March
	Ended		14,2007)
	June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(17,916,802)	$(13,294,674)	$(70,769,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,235,437	11,485,546	56,325,226
Amortization of loan discount	166,667	-	166,667
Accrued stock based compensation for future issuance of equity
instruments for services	250,000	208,333	708,333
Stock based compensation issued in
acquisition of in-process research and development	1,212,800	-	3,212,800
Change in fair value of derivative financial instruments	(1,344,105)	-	(2,160,342)
Stock based compensation - interest expense	2,000		2,000
Depreciation	82,966	-	100,178

Changes in current assets and liabilities:
Employees advances	12,484	-	(17,516)
Prepaid expenses and other current assets	25,729	(19,920)	(36,040)
Accounts payable	929,484	528,116	2,969,454
Accrued payroll tax liabilities	1,397,393	-	1,719,660
Deferred revenue	299,583	-	299,583
Accrued expenses	217,483	448,273	1,792,073

Net cash used in operating activities	(428,881)	(644,326)	5,687,549

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(295,499)

Cash flows from financing activities
Proceeds from short term notes	150,000	-	550,000
Repayment of short term notes	(150,000)	-	(250,000)
Proceeds from short term convertible notes	495,000	-	495,000
Advances from related parties	258,900	141,826	(1,909,249)
Repayment of advances from related parties	(324,757)	-	1,109,564
Proceeds received from shares issuable, net	-	502,500	2,300,000
Proceeds received from sale of common stock, net	-		2,042,500
Capital contribution from related parties	-	-	46,625

Net cash provided by financing activities	429,143	644,326	5,983,810

Increase in cash	262	-	762

Cash - beginning balance	500	-	-

Cash - ending balance	$762	$-	$762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETFUGU, INC. AND SUBSIDIARIES
(Formally Known as Madero, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS
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

The operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 16, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company's condensed consolidated statements of operations and cash flows from inception (March 14, 2007 through June 30, 2010) represent the financial information cumulative from inception as required by ASC 915.

Going Concern, Liquidity and Financial Condition
The Company incurred a net loss of approximately $17.9 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company’s accumulated deficit from inception amounted to approximately $71 million and the Company’s working capital deficit amounted to approximately $9.9 million.  During the six months ended June 30, 2010, net cash used in operating activities amounted to approximately $429,000. During the six months ended June 30, 2010, cash provided by financing activities amounted to approximately $429,000. As of June 30, 2010, the Company’s cash position was $762.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured and client acceptance has been obtained.

The Company may enter into multiple-element revenue arrangements, which may include any combination of software and services. Accordingly, the Company allocates the fair value of the service with software according to the authoritative guidance on revenue arrangements with multiple deliverables. To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance on whether and/or how to separate multiple-deliverable arrangements into separate units of accounting (separability) and how to allocate value among those separate units of accounting (allocation), that deliverable(s) is accounted for in accordance with such specific guidance.

Revenue from services and maintenance is typically recognized on a straight-line basis over the term of the contract. The Company's revenue is derived primarily from the sale of keywords used in internet searches. The revenue is recorded over the life of the contract with the unearned portion classified as deferred revenue on the condensed consolidated balance sheet.

Stock-Based Compensation
The Company reports stock-based compensation under ASC 718 “Compensation - Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options and warrants to non-employee directors and consultants to be recognized in the consolidated financial statements based on their fair values over the requisite service periods.

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

The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2010 and 2009, using the Black-Scholes option valuation model:

	June 30,
	2010	2009
Risk free interest rate	2.35%	1.65%
Expected term (years)	4.9	6.25
Expected volatility (based on peer companies)	171%	170%
Expected dividend yield	-%	-%

The effect of recording stock-based compensation expense for the six months ended June 30, 2010 and 2009, in accordance with the applicable provisions of ASC 718 is as follows:

	Six Months Ended
	June 30,
	2010	2009
Compensation and related benefits	$7,828,324	$781,250
Consulting and outside services	6,657,113	10,912,629
Research and development	1,212,800	-
Interest Expense	2,000	-

Total stock based compensation	$15,700,237	$11,693,879

Loss Per Common Share

The Company computes loss per common share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires dual presentation of basic and diluted loss per share.  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding (including vested restricted stock awards) during the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and stock awards. These potentially dilutive securities were not included in the calculation of loss per common share for the six months ended June 30, 2010 and 2009, respectively, because, due to the loss incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted losses per common share are the same for all periods presented.

In accordance with ASC 260 the Company has given effect to the issuance of 1,500,000 warrants issued in conjunction with the Company’s September 2009 financing and exercisable at $0.01 per share in computing basic net loss per share classified as a derivative liability.

Total shares issuable upon the exercise of warrants, options and conversion option for the six months ended June 30, 2010and 2009, were comprised as follows:

	As of June 30,
	2010	2009
Warrants	15,083,392	4,000,000
Stock options	46,689,583	-
Convertible promissory notes	90,714,286	-
Unvested restricted stock grants	1,250,000	-

Total common stock equivalents	*153,737,261	4,000,000

*	As of June 30, 2010, the Company does not have sufficient authorized shares available for the settlement of these financial instruments

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

As further discussed in Note 8, the Company was required under accounting guidance prescribed by ASC 815 to reclassify certain fully vested warrants held by consultants as a derivative liability.  The Company was not able to determine that it had enough authorized shares of common stock to settle the warrants.  As a result, the Company reclassified $804,318 of warrants to derivative liability.  The derivative financial instruments were revalued at June 30, 2010, with the change of $924,103 reflected as a component of the gain on derivative financial instruments.  The warrants will continue to be marked to market through earning at the end of each reporting period.

As of June 30, 2010, the derivative liability included warrants valued at $109,848 and the intrinsic value of the embedded conversion option related to convertible promissory notes valued at $50,000. The derivative liability related to the warrant was valued using the Black-Scholes option valuation model with the following assumptions on the following dates:

	June 30,	December 31,
	2010	2009
	2.49% to
Risk-free interest rate	3.21%	2.49%
	170% to
Expected volatility	171%	171%
Expected life (in years)	3 to 4.47	4.7
Expected dividend yield	n/a	n/a
Number of warrants	16,583,392	1,500,000

Fair value	$109,848	$229,635

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

Subsequent Events
Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued, to determine if such events or transactions require adjustment or disclosure.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our (consolidated) financial position or results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

NOTE 4- EQUITY TRANSACTIONS

Shares for Services
On March 9, 2010 the Company issued 180,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $16,200 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the six months ended June 30, 2010.

On March 11, 2010 the Company issued 1,000,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $80,000 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the six months ended June 30, 2010.

On March 12, 2010 the Company issued 50,000 shares of common stock for services to an employee. The shares were fully vested on the date of issuance. The fair value of the shares was calculated to be $4,000 based on the share price on the date of the issuance and accordingly, the Company recorded a stock based compensation charge to the condensed consolidated financial statements for the six months ended June 30, 2010.

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

On March 17, 2010, the Company entered into a consulting agreement pursuant to which 100,000 shares of the Company’s common stock were issued, the shares were fully vested on the date of issuance.  The Company recorded the fair value of the shares as stock based compensation expense of $6,000 based on the share price of $0.06 per share.

On April 2, 2010 the Company entered into a separation agreement with its former Chief Executive Officer for 10,000,000 shares of the Company’s common stock.  As of June 30, 2010 the shares have been accrued for and are a component of shares issuable, net.  The shares were fully vested on the date of issuance.  The Company accounted for the transaction as a modification of a stock based compensation award under ASC 718.  The Company recorded a charge of $3,706,250 for stock based compensation with respect to the modification of the original award.  The Company issued these shares on July 22, 2010.

On April 12, 2010 certain employees and consultants returned in the aggregate 7,000,000 shares of the Company’s common stock.  Accordingly, the Company retired 5,000,000 shares of the Company's common stock previously issued to employees for compensation and 2,000,000 shares of the Company's common stock previously issued to consultants for services provided.

On May 6, 2010, the Company entered into a consulting agreement pursuant to which 1,000,000 shares of the Company’s common stock were issued, the shares were fully vested on the date of issuance.  The Company recorded the fair value of the shares as stock based compensation expense of $20,000 based on the share price of $0.02 per share.

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

On January 15, 2010, the Company, through GetFugu Research Inc, its wholly-owned subsidiary, entered into an agreement  with Health Matrix, Inc.  Under the terms of the agreement, 7,580,000 shares of the Company’s common stock were issued in  exchange for all of the ownership interest in Health Matrix. The former owners of Health Matrix also entered into employment  agreements which included six-month non-competition provisions.  The Company evaluated the transaction and determined  that the transaction was an asset acquisition of in-process research and development comprising of trademarks and trade names.
The Company was unable to determine alternate future uses of the trademark and trade names and determined that the employment agreements and the non-compete agreements had no intrinsic value.  Accordingly, the Company recorded a charge of $1,212,800 for the six months ended June 30, 2010, for in-process research and development.

On March 24, 2010, the Company entered into an agreement with each of Mobile Search Technologies, Inc. and Cellular Software Corporation, pursuant to which the Company acquired both companies as wholly-owned subsidiaries in exchange for 100,000,000 shares of common stock each. Mobile Search Technologies, Inc. and Cellular Software Corporation was owned by Oscar Holdings, LLC, which is beneficially owned by the President of the Company, Carl Freer. The primary assets of each company are intellectual property rights relating to next generation mobile search technology. Each of the principals alsoexecuted a standard form confidentiality and intellectual property assignment agreement. The Company evaluated the transaction and determined that the transaction was an asset acquisition of in-process research and development comprising ofpatent pending algorithms with no alternate future uses. Through Carl Freer’s role as co-founder and one of the single largest indirect shareholders of the Company, Carl Freer is considered to have management control in accordance with ASC 850, “Related Party Disclosures.” The principals were determined to be affiliates and accordingly the Company recorded the transaction as a deemed dividend of $8,000,000.

On May 12, 2010, the Company issued 666,667 shares of common stock to a former note holder in consideration of the deflated stock price.  The shares were fully vested on the date of issuance and accordingly the Company recorded a charge to interest expense of $2,000 for the fair value of the shares.

Stock Options
On February 15, 2010, the Company entered into consulting agreements with two individuals including monthly fees totaling $25,000 and the issuance of 20,000,000 non-qualified stock options. On the date of the grant 25% of the options vest  Immediately; and the remaining will vest over a term of 5 years. The options granted are exercisable at $0.13 per share and have a contractual life of 5 years.  The fair value of the awards based on the Black Scholes option valuation model totaled $2,454,608.  The Company recorded a charge to operations for $2,454,608 for the six months ended June 30, 2010, which represented the service period of the awards.

Nonvested Shares
A summary of the status of the Company’s nonvested shares of common stock as of June  30, 2010, and changes during the six months then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	10,312,500	$0.52
Granted	-	-
Vested	(1,750,000)	0.47
Cancelled	(7,312,500)	-

Nonvested at June, 30, 2010	1,250,000	$0.52

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

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

• Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability  to access.

• Level 2 - Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

• Level 3 - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows:

Fair Value Measurements at June 30, 2010
Significant
	Total carrying	Quoted prices	other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$159,848	$-	$-	$159,848

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2010.

		Embedded
		conversion
	Warrants	options	Total
Balance at January 1, 2010	$229,635	$-	$229,635
Additions	804,318	470,000	1,274,318
Reductions	(924,105)	(420,000)	(1,344,105)
Transfer in and /or out of Level 3	-	-	-
Balance at June 30, 2010	$109,848	$50,000	$159,848

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the six months ended June 30, 2010.

NOTE 6—NOTES PAYABLE

On November 6, 2009, the Company entered into an unsecured note payable which matured on December 6, 2009, in the amount of $250,000 accruing interest at 10% per annum.  The note balance at June 30, 2010was $250,000.    As of May 17, 2010, this note is in default of the applicable repayment provisions.

On December 21, 2009, the Company entered into an unsecured note payable which matured on January 20, 2010, in the amount of $50,000accruing interest at 10% per annum.  The note balance at June 30, 2010was $50,000.    At May 17, 2010, this note is in default of the applicable repayment provisions.

On February 5, 2010, the Company entered into a short-term secured promissory note.  Under the terms of this secured  promissory note, the Company received $150,000.  Interest accrues at an annual rate of 10% and the note is payable on  demand.  Security for this note includes a first priority interest in all of the Company’s assets owned on the date of the loan as  well as all assets acquired while the loan is outstanding. The principal balance of the note at June 30, 2010was repaid in full.

NOTE 7—CONVERTIBLE NOTES PAYABLE

On March 12, 2010, the Company entered into a $75,000 short-term convertible promissory note which may be converted at any time prior to the maturity date at the option of the lender into the Company’s common stock based on a 40% discount tothe weighted average price of the Company’s common stock for the three lowest closing share prices during the ten trading days prior to the conversion date. The gross proceeds from the note were recorded net of a discount of $50,000, relatedto the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term ofthe convertible note. The note matures on June 23, 2010. Under accounting guidance provided by ASC 815, the conversionprice of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.

On March 23, 2010, the Company entered into a $150,000 short-term convertible promissory note with a stated interest rate of 10% per annum. The note matures on June 23, 2010. At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock at a price of $0.02 per share. If the lender demands repayment on the maturity date theconversion feature is terminated and the Company is obligated to pay the lender $200,000.  In addition the lender was alsogranted a warrant to acquire 3,000,000 shares of the Company’s common stock at $0.10 per share for three years.  The grossproceeds from the note were recorded net of a discount of $150,000, consisting of an allocation of the fair values attributed tothe warrants and to the embedded conversion feature in accordance with ASC 815.  The debt discount consisted of $95,351  value related to the warrants and a value attributed to the embedded conversion feature of $150,000.  The debt discount was  first allocated to the embedded conversion feature based on its fair value.  After reducing the gross proceeds by the value  allocated to the embedded conversion feature, the remaining unallocated debt discount was allocated to the warrants.  The excess of the fair value of the warrants above the debt discount allocated to the warrants was $95,351 and was recorded as a charge to operations partially offsetting the gain of derivative financial instruments.  The note’s embedded conversion feature and warrants will be marked to market through earnings at the end of each reporting period.

On April 2, 2010, the Company entered into a $100,000 short-term convertible promissory note.   Under the terms of the promissory note, the Company received $100,000.  The note matures on July 2, 2010. At any time prior to the maturity date, the note can be converted at the option of the lender into the Company’s common stock at a price of $0.02 per share.  If the lender demands repayment on the maturity date the conversion feature is terminated and the Company is obligated to pay the lender $133,333.  The lender was also granted a warrant to acquire 3,000,000 shares of the Company’s common stock at $0.10 per share for three years.The gross proceeds of the note were recorded net of a discount of $100,000, consisting of an allocation of the fair values attributed to the warrants of $81,800 and the fair value of the embedded conversion feature of $100,000.  In accordance with ASC 815, the fair value of the beneficial conversion feature was first allocated to the note.  The remaining debt discount was recorded as a charge to operations, partially offsetting the gain on derivative financial instruments.  The embedded conversion option and warrants are presented as a component of the derivative liability and will be marked to market at each reporting period.

On May 19, 2010 the Company entered into a $170,000 convertible promissory note.  Under the terms of the promissory note, the Company received $170,000. The note matures on November 19, 2010; has a stated interest rate of 1% per month; 10% per month after the maturity date; and is convertible at $0.004 per share of the Company’s common stock.  The conversion price resets at the closing bid price of the Company’s common stock on any three or more trading days following the date of the note.  In addition, the convertible promissory note carries a provision that if and when the Company issues shares or options at a price lower than the current conversion price, the conversion price will adjust to the lower price.  The gross proceeds of the note were recorded net of a debt discount of $170,000, consisting of an allocation of the fair value attributed to the embedded conversion feature in accordance with ASC 815.  The fair value of the beneficial conversion feature of $255,000, was first allocated to the note ($170,000) with the remaining debt discount of $85,000 recorded as a charge to operations partially offsetting the gain of derivative financial instruments.  The debt discount will be amortized ratably over the term of the note.  The notes embedded conversion option is presented as a component of the derivative liability and will be marked to market through earnings at the end of each reporting period.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has an unsecured revolving promissory note with a lender whose owners include a founder and shareholder of the Company.    Interest will be accrued at an annual rate of 10% and will be payable on demand by the lender.  For the six months ended June 30, 2010, the Company had received no new borrowings and repaid $361,757 under the unsecured promissory note.  As of June 30, 2010, the amount due under this facility totaled $238,767.

The Company has a revolving promissory note with a founder and shareholder of the Company. For the six months ended June 30, 2010, the Company received no new borrowings and made no payments.  The note has a stated interest rate of 10% and is payable on demand. As of June 30, 2010 the amount due under this facility totaled $111,518.

The Company has received borrowings from a company owned by two individuals, one being an officer and Director, and the other a founder and shareholder of the Company. For the six months ended June 30, 2010, the Company received advances of $128,900 and repaid $10,000.  As of June 30, 2010, the total amount owed to this related party was $319,400.

On March 2, 2010, the Company received an advance totaling $83,000 from a former officer of the Company. Interest accrues at an annual rate of 10% and the note is payable on demand.  As of June 30, 2010, the total amount owed to this related party was $83,000.

NOTE 9 - CONCENTRATIONS

For the six and three months ended June 30, 2010, revenues was comprised of one customer.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Other
At June 30, 2010, the Company has an obligation totaling $2,329,660 related to unpaid payroll tax, including an estimate of penalties and interest.As of the date of this filing the Company is in the process of filing its payroll tax return for the first quarter of 2010. The Company plans to file the delinquent payroll tax return in the near future.

The Company has not filed either federal or state income tax returns for the years ended 2009, 2008 and 2007.  There are no penalties or interest due, nor is a liability recorded, as in all periods the Company reported losses.

Litigation
A lawsuit was filed on November 25, 2009 against the Company, numerous former and current Company officers and directors, and other individuals and entities. Plaintiffs have made no direct claims against the Company, but have instead named it as a “nominal” defendant, and have alleged “derivative” causes of action on its behalf.    The Plaintiffs claim damages of approximately $26,000,000 resulting from loans they made to previous companies, which Carl Freer, the President of the Company, allegedly personally guaranteed.  On August 29, 2010, the United States District Court determined that there was absolutely no valid basis to file a lawsuit accusing the company of being a racketeer influenced corrupt organization, denied leave to amend, and dismissed the claims with prejudice.

By letter dated February 24, 2010, fourteen former employees of a separate company made a demand for $430,000 in unpaid wages against that company, and threatened to file suit against the Company, on the ground that the separate company was merely an instrumentality of GetFugu, Inc. To the Company’s knowledge, no claim has been filed to date, and the Company believes the demand is not an obligation of the Company.  Accordingly, as of June 30, 2010, the Company has no liability accrued as it relates to this matter.

Although the Company believes it will be successful in defending these matters there can be no assurances that these legal matters will not result in any negative outcomes.

On April 1, 2010, Hutton International Investments, Ltd (“Hutton”) filed a claim that it suffered damages as a result of the Company's breach of a securities purchase agreement with the Company. The parties stipulated to settle the claim in exchange for issuance to Hutton of 40,000,000 shares of the Company’s common stock, subject to adjustment and the Court’s approval of the settlement under Section 3(a)(10). The court approved the settlement and dismissed the action on April 6, 2010 at which time 40,000,000 shares of the Company’s common stock were issued to Hutton. The Company recorded a charge of approximately $1,200,000 for the year ended December 31, 2009, based on the share price of the Company’s common stock on the date of settlement. As of June 30, 2010 the shares have been issued and the matter is deemed to be settled.

A demand for arbitration was filed on April 13, 2010, by six former employees and independent contractors, seeking unpaid wages and unspecified damages.  At June 30, 2010, the Company had accrued $147,000 for all such wages.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the  meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Form  10-Q, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   These forward-looking statements can be identified by the use of words such as “believes,” “estimates,”  “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or  similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements  that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly  report.  You should not  put  undue  reliance  on  any  forward-looking  statements.  Forward-looking statements reflect  management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the  factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk  Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward- looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report  on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto  that appear elsewhere in this report.

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

On January 23, 2009, the Company amended its Articles of Incorporation to increase the number of authorized  common stock, par value $0.001 per share, from 75,000,000 to 500,000,000.  On February 11, 2009, there was a forward splitof common stock whereby each issued and outstanding share of common stock was split into 12 shares of common stock.

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

On October 19, 2009, the Company’s Board of Directors approved (i) the reincorporation of the Company from Nevada to Delaware, (ii) increasing the number of authorized shares of common stock from 500,000,000 to 750,000,000, (iii) issuing up to 200,000,000 shares of “blank check” preferred stock, and (iv) the creation of the 2009 Incentive Compensation Plan with a maximum of 250,000,000 shares of common stock to be issued with no more than 100,000,000 shares permitted to be issued in any fiscal year.  As of September 7, 2010, the Company had not formally adopted the Incentive Compensation Plan.  All of the above noted items require shareholder approval.  Accordingly, at this meeting, the Board approved the filing with the Securities and Exchange Commission (“SEC”) of a written consent statement.  As of September 7, 2010 the Company has not filed its amended articles of incorporation with the appropriate regulatory bodies.

The Company has been late on two of its regulatory filings with the SEC. The Company may be ineligible for quotation by a NASD member if the Company does not meet its future filing requirements timely.

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

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenues

Revenues for the six months ended June 30, 2010 and 2009 were approximately $22,000 and zero, respectively. During the second quarter 2010 we entered into a sales agreement  with a customer for a period of two years. The gross amount of the proceeds received was approximately $320,000 which will be recorded ratably as revenues are earned over the agreement’s service period.

In May 2010, the company began signing up businesses for its ARL platform through a coordinated effort spearheaded by groups of field sales teams under an agreement with Salesconx. The sales force consisted of approximately 50 people who approached small local businesses with a 90 day complimentary offer. During the first 45 days of this offer, signed on nearly 400 small businesses. Each of the businesses provided the company with a logo and/or name of their business for consumers to search on. Each of the ARLs link to their existing webpages. Over 70% of signups were generated on second visit which indicates a strong acceptance rate to the companies purchase offer.

Cost of Sales

Cost of sales were zero for the six months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating  expenses  totaled $18,918,531  and$13,294,674  for  the  six months ended June  30, 2010 and 2009, respectively.

Following are the primary components of operating expenses:

Compensation and Related Benefits —Compensation and related benefits totaled $9,131,249 and $2,626,738 for the six months ended June  30, 2010 and 2009, respectively, of which $7,018,037 and $1,320,554 is related to employees and $2,113,212 and $1,306,184 is related to the Company’s Board of Directors. Included in the total expense for the six months ended June 30, 2010 and 2009, respectively, are $6,053,669 and $0of non-cash expenses consisting of $2,013,584 and $222,046 associated with employee stock options, $3,756,450 and $781,250 associated with the issuance of the Company’s common stock to various employees, $943,212 and $0 associated with director stock options, and $195,000 and $0 associated with the amortization of the previous issuance of the Company’s common stock to the Company’s directors.

Legal and Professional Fees —Legal and professional fees totaled $127,464 and $809,425 for the six months ended June 30, 2010 and 2009, respectively.  The amounts in 2009 related to legal efforts associated with compliance and other similar  activities.

Marketing —Marketing expenses totaled $91,689 and $36,777 for the six months ended June 30, 2010 and 2009, respectively, primarily consisting of public relations related activities, development of the corporate website, media related activities, and development of the marketing campaign for the Company’s consumer launch.

Occupancy and Related Costs —Occupancy and related costs totaled $94,430 and $39,926 for the six months ended June  30, 2010 and 2009, respectively.  Rent and related expense of the Company’s office in Los Angeles totaled $66,841.

Research and Development — Research and development expense relates to the development and purchase of existing in-process research and development of new products and processes including improvements to existing products. These costs are expensed as incurred and totaled $2,211,014 and $9,000,583 the six months ended June 30, 2010 and 2009, respectively, which includes a charge of $1,212,800 related to in-process research and development.

Travel and Entertainment —Travel and entertainment expenses totaled $59,637 and $129,412 for the six months ended June 30, 2010 and 2009, respectively.  The majority of such costs were travel, meals, and lodging related to financing activities and similar costs related to consultants traveling to work in the Company’s offices.

Consulting and Outside Services —Consulting and outside services totaled $6,969,279 and $614,634 for the six months ended June  30, 2010 and 2009, respectively.  Due to the liquidity issues related to a new venture, the Company utilized its common stock as a primary means of compensating consultants.  The Company issued stock and options resulting in non-cash expenses of $6,630,885 and $0 for the six months ended June 30, 2010 and 2009, respectively.  In addition, the Company contracted with specialized developers and contractors on an as needed basis to assist in the development of the Company’s mobile search technology.

Office and Other Expenses —Office and other expenses totaled $150,803 and $37,179 for the six months ended June  30, 2010 and 2009.  These expenses included postage and delivery charges, telephone, Internet services, stock transfer  agent fees, closing down and relocation of the San Francisco office to Los Angeles, insurance, and other miscellaneous office  related expenses.

Depreciation —Depreciation expense for the six months ended June 30, 2010 and 2009, totaled $82,966 and $0, respectively.  The Company began depreciating computer and other fixed assets beginning the month following the quarter in which the assets were acquired.  The primary fixed assets are computers and related equipment which are being depreciated over 3 years on a straight-line basis.

Other Income (Expense)

Interest Expense—Interest expense for the six months ended June 30, 2010 and 2009, totaled $364,862 and $0, respectively.

Change in Fair Value of Derivative Financial Instrument —The change in fair value of derivative financial instrument totaled $1,344,105 and $0 for the six months ended June 30, 2010 and 2009, respectively.  Financial instruments which do not have fixed settlement provisions  are deemed to be derivative instruments.    The warrants issued with the Company’s September 18, 2009 common stock  financing did not have fixed settlement provisions because the exercise price may be lowered if the Company issues securities  at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders  from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized  as a derivative instrument. In addition, the conversion price of a short-term note payable did not have a determinable number  of shares the loans could be settled into and as a result this and an additional convertible note payable, together with non- employee warrants have been presented as a derivative liability.    Accordingly, the conversion options of these notes and  embedded conversion features of non-employee warrants will be marked to market through earnings at the end of each  reporting period.

Results of Operations for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenues

Revenues for the three months ended June 30, 2010 and 2009 were approximately $22,000 and zero, respectively. During the second quarter 2010 the We entered into a sales agreement with a customer for a period of two years. The gross amount of the proceeds received was approximately $320,000 which will be recorded as revenues ratably over the agreements service period.

In May 2010, the company began signing up businesses for its ARL platform through a coordinated effort spearheaded by groups of field sales teams under an agreement with Salesconx. The sales force consisted of approximately 50 people who approached small local businesses with a 90 day complimentary offer. During the first 45 days of this offer, signed on nearly 400 small businesses. Each of the businesses provided the company with a logo and/or name of their business for consumers to search on. Each of the ARLs link to their existing webpages. Over 70% of signups were generated on second visit which indicates a strong acceptance rate to the companies purchase offer.

Cost of Sales

Costs of sales were zero for the three months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating expensestotaled $9,134,111 and $5,171,574 for the three months ended June 30, 2010 and 2009, respectively.

Following are the primary components of operating expenses:

Compensation and Related Benefits —Compensation and related benefits totaled $6,103,700 and $2,626,738 for the three months ended June  30, 2010 and 2009, respectively, of which $2,021,663 and $1,320,554 is related to employees and $1,242,142 and $1,306,184 is related to the Company’s Board of Directors. Included in the total expense for the three ended June  30, 2010 and 2009, respectively, are $5,153,928 and $0of non-cash expenses consisting of $1,778,928 and $222,046 associated with employee stock options, $3,375,000 and $781,250 associated with the issuance of the Company’s common stock to various employees, $397,142 and $0 associated with director stock options, and $845,000 and $0 associated with the amortization of the previous issuance of the Company’s common stock to the Company’s directors.

Legal and Professional Fees —Legal and professional fees totaled $123,964 and $590,262 for the three months ended June 30, 2010 and 2009, respectively.  The amounts in 2010 related to legal efforts associated with compliance and other similar  activities.

Marketing —Marketing expenses totaled $12,531 and $36,777 for the three months ended June  30, 2010 and 2009, respectively, primarily consisting of public relations related activities, development of the corporate website, media related activities, and development of the marketing campaign for the Company’s consumer launch.

Occupancy and Related Costs —Occupancy and related costs for the Los Angeles office totaled $23,772 and $39,926 for the three months ended June  30, 2010 and 2009, respectively.

Research and Development — Research and development expense relates to the development and purchase of existing in-process research and development of new products and processes including improvements to existing products. These costs are expensed as incurred and totaled $858,502 and $1,114,333 for the three months ended June 30, 2010 and 2009, respectively. The decrease is primarily attributed to completing the engineering of the software during the second quarter of 2010.

Travel and Entertainment —Travel and entertainment expenses totaled $14,788 and $111,725 for the three months ended June 30, 2010 and 2009, respectively.  The majority of such costs were travel, meals, and lodging related to financing activities and similar costs related to consultants traveling to work in the Company’s offices.

Consulting and Outside Services —Consulting and outside services totaled $1,920,801 and $614,634 for the three months ended June  30, 2010 and 2009, respectively.  Due to the liquidity issues related to a new venture, the Company utilized its common stock as a primary means of compensating consultants.  The Company issued stock and options resulting in non-cash expenses of $287,046 and $0 for the three months ended June 30, 2010 and 2009, respectively.  In addition, the Company contracted with specialized developers and contractors on an as needed basis to assist in the development of the Company’s mobile search technology.

Office and Other Expenses —Office and other expenses totaled $34,571 and $37,179 for the three months ended June 30, 2010 and 2009.  These expenses included postage and delivery charges, telephone, Internet services, stock transfer  agent fees, closing down and relocation of the San Francisco office to Los Angeles, insurance, and other miscellaneous office  related expenses.

Depreciation —Depreciation expense for the three months ended June 30, 2010 and 2009, totaled $41,482 and $0, respectively.  The Company began depreciating computer and other fixed assets beginning the month following the quarter in which the assets were acquired.  The primary fixed assets are computers and related equipment which are being depreciated over 3 years on a straight-line basis.

Other Income (Expense)

Interest Expense—Interest expense for the three months ended June 30, 2010 and 2009, totaled $301,383 and $0, respectively.

Change in Fair Value of Derivative Financial Instrument —The change in fair value of derivative financial instrument totaled $744,216 and $0 for the three months ended June 30, 2010 and 2009, respectively.  Financial instruments which do not have fixed settlement provisions  are deemed to be derivative instruments.    The warrants issued with the Company’s September 18, 2009 common stock  financing did not have fixed settlement provisions because the exercise price may be lowered if the Company issues securities  at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders  from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized  as a derivative instrument. In addition, the conversion price of a short-term note payable did not have a determinable number  of shares the loans could be settled into and as a result this and an additional convertible note payable, together with non- employee warrants have been presented as a derivative liability.    Accordingly, the conversion options of these notes and  embedded conversion features of non-employee warrants will be marked to market through earnings at the end of each  reporting period.

Going Concern, Liquidity and Financial Condition

The Company incurred a net loss of approximately $17.9 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company’s accumulated deficit from inception amounted to approximately $71 million and the Company’s working capital deficit amounted to approximately $9.9 million.  During the six months ended June 30, 2010, net cash used in operating activities amounted to approximately $382,000. During the six months ended June 30, 2010, cash provided by financing activities amounted to $382,000.  As of June 30, 2010, the Company’s cash position was $762.

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

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Statements made in this Form 10-Q that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Actof 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and Principal Financial and Accounting Officer has reviewed and evaluated the effectiveness of  our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of  1934), as of June  30, 2010.  Based on such review and evaluation, our chief executive officer and chief financial officer have  concluded that, as of June  30, 2010, our disclosure controls and procedures were not effective to ensure that information  required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the  reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized  and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include,  without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the  reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management,  including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to  allow timely decisions regarding required disclosure.

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

As reported in our Annual Report in Form 10-K for our fiscal year ended December 31, 2009, our management identified  material weaknesses in internal controls over financial reporting as of December 31, 2009 and June  30, 2010as follows:

Due to the small size of the operations, we have limited personnel and therefore segregation of duties is limited.  As our operations expand, additional personnel will be employed and respective controls and procedures will be enhanced accordingly.    We have not formally documented our entity level controls for policies and procedures in place.  We lack proper documentation of the performance of key controls and appropriate document retention procedures. Our current staffing levels were not sufficient to support the complexity of our financial reporting requirements; we lacked the expertise we needed to apply complex accounting principles relating to our equity transactions and lacked the structure we need to ensure the timely and accurate filing of employee income tax withholding and our corporate tax returns. Our record retention policies need to be enhanced as supporting records were not always easily accessible. We have limited staff and therefore lack proper segregation of duties in part due to the small size of the Company and the constraints of funds to hire additional staff to provide assistance with the preparation of the year end and quarterly financial statements. Management has hired outside consultants with the necessary expertise to ensure the accuracy of the year end and quarterly financial records as they are being reported. Due to the above factors our financial reporting function is limited which makes it difficult to report our financial information with the SEC timely, the Company has been late on two of its regulatory filings with the SEC. The Company may be ineligible for quotation by a NASD member if the Company does not meet its future filing requirements timely.

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